Form 10-Q
period 1996-03-31
NETWORK SIX INC
filed 1996-05-13
CIK 726714

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                             ----------------------


(Mark One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[   ]          Transition report pursuant to section 13 of 15(d) of the
               Securities Exchange Act of 1934 for the transition period from ________________ to _______________


                           Commission File No. 0-21038


                                NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)


    RHODE ISLAND                                       05-036-6090
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 475 KILVERT STREET, WARWICK, RHODE ISLAND 02886
          (Address of principal executive offices, including zip code)

                                 (401) 732-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      ---  ---

As of March 31, 1996, there were 2,865,373 shares of the registrant's Common Stock, $.10 par value, outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                NETWORK SIX, INC.
                            Condensed Balance Sheets

                                                March 31, 1996   Dec. 31, 1995
                                                --------------   -------------
                                                  (unaudited)
ASSETS
- ------

CURRENT ASSETS:
     Cash ....................................    $   938,266    $ 1,205,652
     Contract receivables, less allowance for
         doubtful accounts of $50,000 at
         March 31, 1996 and December 31, 1995       2,270,469      3,078,267
     Costs and estimated earnings in excess of
         billings on contracts ...............      7,646,376      7,227,747
     Income taxes receivable .................      1,263,920      1,747,824
     Other assets ............................        253,198        283,499
     Due from officer ........................         49,699         63,779
                                                  -----------    -----------

         Total current assets ................     12,421,928     13,606,768
                                                  -----------    -----------

Property and equipment
     Computers and equipment .................      1,379,408      1,377,098
     Furniture and fixtures ..................        246,339        246,339
     Leasehold improvements ..................        116,808        116,808
                                                  -----------    -----------

                                                    1,742,555      1,740,245

     Less:  accumulated depreciation and
              amortization ...................      1,261,253      1,181,249
                                                  -----------    -----------
         Net property and equipment ..........        481,302        558,996

Deferred taxes ...............................        227,726        271,360
Other assets .................................        502,947        508,149
                                                  -----------    -----------

                                                  $13,633,903    $14,945,274
                                                  ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Current installments of obligations under capital
          leases .....................................     $   157,212      $   168,640
     Notes payable to bank ...........................       3,850,000        5,000,000
     Trade accounts payable ..........................       1,872,481        1,696,999
     Accrued salaries and benefits ...................         478,102          442,663
     Accrued subcontractor expense ...................         213,183          421,857
     Accrued restructuring ...........................         290,597          517,680
     Other accrued expenses ..........................         714,233          618,869
     Billings in excess of costs and estimated
           earnings on contracts .....................         138,502          386,799
     Deferred taxes ..................................         754,447          745,619
     Preferred stock dividends payable ...............          93,493           47,260
                                                           -----------      -----------

          Total current liabilities ..................       8,562,250       10,046,386
                                                           -----------      -----------

Obligations under capital leases, excluding current
     installments ....................................         228,541          254,393
                                                           -----------      -----------

          Total Liabilities ..........................       8,790,791       10,300,779
                                                           -----------      -----------

STOCKHOLDERS' EQUITY:
    Series A convertible preferred stock, $3.50 par
         value. Authorized 857,142.85 shares;
         issued and outstanding 714,285.71 shares
         at March 31, 1996 and December 31,
         1995; liquidation of $3.50 per share plus
         unpaid and accumulated dividends ............       2,235,674        2,235,674

    Common stock, $.10 par value.  Authorized
         4,000,000 shares; issued 2,865,373 shares
         at March 31, 1996 and 2,860,695 shares at
         December 31, 1995 ...........................         286,537          286,070

    Additional paid-in capital .......................       1,401,030        1,389,218
    Retained earnings ................................         925,918          739,580
    Treasury stock, 14,992 common shares at
         March 31, 1996 and December 31, 1995, at
         cost ........................................          (6,047)          (6,047)
                                                           -----------      -----------

         Total stockholders' equity ..................       4,843,112        4,644,495
                                                           -----------      -----------

                                                           $13,633,903      $14,945,274
                                                           -----------      -----------

                                NETWORK SIX, INC.

                         Condensed Statements of Income
                                   (Unaudited)

                                                  THREE MONTHS     THREE MONTHS
                                                 ENDED 03/31/96   ENDED 03/31/95
                                                 --------------   --------------

Contract revenue earned ......................     $3,686,829      $6,670,313
Cost of revenue earned .......................      2,520,413       4,264,581
                                                   ----------      ----------

    Gross profit .............................      1,116,415       2,405,733

Selling, general, and administrative expenses         709,480       1,372,513
                                                   ----------      ----------

    Income from operations ...................        456,936       1,033,220

Other deductions (income)
    Interest expense .........................        101,000          63,917
    Interest earned ..........................        (40,678)         (2,689)
                                                   ----------      ----------

      Income before income taxes .............        396,614         971,992

Income taxes .................................        164,043         398,517
                                                   ----------      ----------

Net income ...................................     $  232,571      $  573,475
                                                   ----------      ----------


Per share information:
    Net income ...............................     $  232,571      $  573,475
    Less preferred dividend ..................         46,233          46,233
                                                   ----------      ----------

      Net income used in primary per share
      calculation ............................     $  186,338      $  527,242
Net income per share:
    Primary ..................................     $     0.07      $     0.19

    Fully diluted ............................     $     0.07      $     0.16

Shares used in computing net income per share:
    Primary ..................................      2,848,821       2,821,066

    Fully Diluted ............................      3,563,107       3,533,664


                                NETWORK SIX, INC.

                        Condensed Statements of Cash Flow
                                   (Unaudited)

                                                              Three months    Three months
                                                                  ended          ended
                                                                 3/31/96        3/31/95
                                                              ------------    ------------
Cash Flows from operating activities:
Net income ................................................    $   232,571     $   573,465
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
         Depreciation and amortization ....................         80,003          76,896
         (Increase) decrease in contract receivables ......        807,798        (155,371)
         (Increase) decrease in other current assets ......         30,301          (8,769)
         Increase in costs and estimated earnings in
         excess of billings ...............................       (418,629)     (3,021,410)
         Decrease in income taxes receivable ..............        483,904          75,291
         Increase (decrease) in billings in excess of costs
         and estimated earnings on contracts ..............       (248,297)      1,157,825
         Decrease in long term receivables ................         17,798            --
         Increase in trade accounts payable ...............        175,482         225,490
         Decrease in accrued expenses .....................       (304,952)        (83,856)
         Increase in other assets .........................        (12,595)        (26,226)
         Decrease in due from officer .....................         14,080            --
         Increase in income taxes payable .................           --           102,086
         Decrease in deferred tax assets ..................         43,634          24,386
         Increase in deferred tax liability ...............          8,828          99,149
                                                               -----------     -----------
         Net cash provided by (used in) operating
         activities .......................................        909,926        (961,044)
                                                               -----------     -----------

Cash flows from investment activities:
     Capital expenditures .................................         (2,310)       (323,282)

         Net cash used in investing activities ............         (2,310)       (323,282)
                                                               -----------     -----------
Cash flows from financing activities:
     Proceeds from the issuance of common stock ...........         12,279         123,750
     Proceeds from the sale of treasury stock .............           --              --
     Proceeds from (payments on) notes payable to bank ....     (1,150,000)        650,000
     Principal payments on capital lease obligations ......        (37,281)        (25,757)
     Payment of dividends .................................           --           (47,260)
                                                               -----------     -----------
         Net cash provided by (used in) financing
                  activities ..............................     (1,175,002)        700,733
                                                               -----------     -----------

Net decrease in cash ......................................       (267,386)       (583,593)
Cash at beginning of the period ...........................      1,205,652         822,286
                                                               -----------     -----------

Cash at end of period .....................................    $   938,266     $   283,693
                                                               ===========     ===========

Supplemental cash flow information:
    Cash paid during the year for:
         Income taxes .....................................    $      --       $    97,557
         Interest .........................................        125,406          49,542
                                                               ===========     ===========

                                       5

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                 March 31, 1996
                                   (unaudited)

(1)     Basis of Presentation

        The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the statements of income and cash flows for the three month periods ended March 31, 1996 and 1995, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)     Reclassifications

        Certain 1995 balances have been reclassified to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     Mr. Kenneth C. Kirsch was named Chairman of the Board in February 1996 and Chief Executive Officer in April 1996.

     The State of Idaho awarded the Company a $975,000 support contract in March 1996.

     Mr. Roland Ferland and Mr. Owen S. Crihfield resigned from the Board of Directors in April 1996. Mr. Nicholas R. Supron was elected to the Board of Directors in April 1996.

     In February and March of 1996, the Company received final approval from the State of Hawaii and the Federal government, respectively, for a contract amendment totaling 4.4 million.

Results of Operations - Three Months Ended March 31, 1996 Compared to 1995

     Contract revenue decreased $2,983,485 or 45% from $6,670,313 in the three months ended March 31, 1995 to $3,686,829 in the three months ended March 31, 1996 primarily due to the completion of the West Virginia Oscar, Nebraska subcontract and the Maine FAMIS projects. Also, the level of activity and revenue recognition on the Hawaii contract is much less than one year ago. The Company is continuing to negotiate with the State of Hawaii to establish a definitive plan for the completion of the project while attempting to contain costs within current estimates. While the negotiations have continued, the Company has substantially reduced its level of effort.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $2,014,168 or 47% from $4,264,581 in the three months ended March 31, 1995 to $2,520,413 in the three months ended March 31, 1996 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor.

     Gross profit decreased $1,289,318 or 54% from $2,405,733 for the three months ended March 31, 1995 to $1,116,415 for the three months ended March 31, 1996. Gross profit as a percentage of revenue earned decreased from 36.1% for the three months ended March 31, 1995 to 30.3% for the three months ended March 31, 1996. The reduction in gross profit margins is primarily due to higher than anticipated costs to complete the Hawaii KEIKI contract.

     Selling, general and administrative expenses decreased $663,033 or 48% from $1,372,513 in the three months ended March 31, 1995 to $709,480 in the three months ended March 31, 1996 due to the reduction in personnel announced in December 1995.

     As a result of the foregoing, income before income taxes decreased $234,474, or 59% from $971,982 for the three months ended March 31, 1995 to $396,614 for the three months ended March 31, 1996.

     Net income decreased $340,904, or 59% from $573,475 for the three months ended March 31, 1995 to $232,571 for the three months ended March 31, 1996.

Liquidity and Capital Resources

     In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some state government agencies, the Company has, in the past, entered into joint ventures with other firms with greater financial resources when bidding for contracts. The Company expects to continue and expand this practice prospectively as well as to pursue more time and material contracts than it has historically pursued. Time and materials contracts generally do not require performance bonds and almost always involve less risk to deliver what the customer requires. Nonetheless the Company has in place a non collateralized bond arrangement with a major insurance company which provides availability for bonding up to $50 million in contract value. The insurance company reserves the right to consider bond requests on a bond by bond basis.

     The Company has historically not received its first contract progress payments until approximately three to six months after contract award, which itself was as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. Prospectively, the Company expects to tighten up this timetable, thereby reducing the requirement for additional working capital.

     The Company has funded its operations through cash flows from operations, bank borrowings, and private placements of equity securities. Net cash provided by (used in) operating activities was $909,926 and ($961,044) in the three months ended March 31, 1996 and 1995 respectively. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in net income, contract and income tax receivables, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     In December 1995, the Company's $6,000,000 Revolving Line of Credit with Citizens Trust Company expired and was replaced by a demand note. On April 1, 1996 a new $3,850,000 Revolving Line of Credit was approved and closed on April 10, 1996. The Company is required to reduce outstanding borrowings under the Revolving Line of Credit to the following limits: May 30, 1996 - $2,950,000, June 30, 1996 - $2,450,000, November 30, 1996 - $2,050,000 and December 31, 1996
- - $900,000. The arrangement limits outstanding borrowings to the aggregate of 80% of accounts receivable plus 25% of costs and estimated earnings in excess of billings on contracts. Amounts outstanding under the Revolving Line of Credit accrue interest at an annual rate of prime plus two percent on the first $2,000,000 and 16% of the remaining $1,850,000. The difference between prime plus two percent and 16% is deferred interest and is due on January 15, 1997. In addition, 70% of the income tax refunds receivable at December 31, 1995 must be used to pay down the line permanently and the remaining balance will be used to pay down the line but maybe readvanced based on availability. The prime rate was 8.25% at March 31, 1996. The Company's obligations under the facility are secured by substantially all of the assets of the Company. The agreement provides that the Company may not pay any dividends on its capital stock without the consent of the bank. In addition, the agreement requires the Company to meet certain financial covenants.


     Although the Company believes that cash flow generated by operations will be sufficient to fund continuing operations and required payments on the Revolving Line of Credit through the end of 1996, this assumes continued and timely progress payments by the State of Hawaii. There can be no assurance that the Company will arrive at an agreement with Hawaii concerning payments and that these payments will be sufficient. The Company is actively seeking new capital to be assured of its ability to continue as a going concern.

                           PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not subject to any pending or, to its knowledge, threatened material legal actions or proceedings.

ITEM 2.  CHANGE IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

     None

ITEM 6.  EXHIBITS AND REPORTS

     (a) None

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Network Six, Inc.






Date:  May 14, 1996                     By: /s/ Kenneth C. Kirsch
                                           --------------------------
                                           Kenneth C. Kirsch
                                           Chairman, President and
                                           Chief Executive Officer





                                        By: /s/ Dorothy M. Cipolla
                                           --------------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)