Form 10-Q
period 1996-06-30
NETWORK SIX INC
filed 1996-08-15
CIK 726714

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                             ----------------------


(Mark One)
/x/ Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

/ / Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


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
                                        -----      -----

As of June 30, 1996, there were 2,884,937 shares of the registrant's Common Stock, $.10 par value, outstanding.

- --------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                       NETWORK SIX, INC.
                                   Condensed Balance Sheets

                                                                 June 30, 1996  Dec. 31, 1995
                                                                 -------------  -------------

                                                                  (unaudited)
ASSETS
- ------

CURRENT ASSETS:
   Cash ........................................................  $   631,822    $ 1,205,652
   Contract receivables, less allowance for
      doubtful accounts of $50,000 at
      June 30, 1996 and December 31, 1995.......................    2,032,190      3,078,267
   Costs and estimated earnings in excess of
      billings on contracts.....................................    7,964,001      7,227,747
   Income taxes receivable......................................    1,187,955      1,747,824
   Other assets.................................................      218,384        283,499
   Due from officer.............................................       16,978         63,779
                                                                  -----------    -----------

      Total current assets......................................   12,051,330     13,606,768
                                                                  -----------    -----------

Property and equipment
   Computers and equipment......................................      966,992      1,377,098
   Furniture and fixtures.......................................      228,284        246,339
   Leasehold improvements.......................................       20,191        116,808
                                                                  -----------    -----------

                                                                    1,215,467      1,740,245
   Less: accumulated depreciation and
           amortization.........................................      830,259      1,181,249
                                                                  -----------    -----------
      Net property and equipment................................      385,208        558,996

Deferred taxes..................................................      236,955        271,360
Other assets....................................................      317,311        508,149
                                                                  -----------    -----------

                                                                  $12,990,804    $14,945,274
                                                                  ===========    ===========




LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
   Current installment of obligations under capital
       leases ..............................................       $   139,158     $   168,640
   Notes payable to bank....................................         3,680,000       5,000,000
   Trade accounts payable...................................         2,050,535       1,696,999
   Accrued salaries and benefits............................           320,662         442,663
   Accrued subcontractor expense............................           254,843         421,857
   Accrued restructuring....................................           228,458         517,680
   Other accrued expenses...................................           304,289         618,869
   Billings in excess of costs and estimated
       earnings on contracts................................            35,112         386,799
   Deferred taxes...........................................           685,502         745,619
   Preferred stock dividends payable........................           140,240          47,260
                                                                   -----------     -----------

       Total current liabilities............................         7,838,799      10,046,386
                                                                   -----------     -----------

Obligations under capital leases, excluding current
   installments.............................................           205,004         254,393
                                                                   -----------     -----------

       Total Liabilities....................................         8,043,803      10,300,779
                                                                   -----------     -----------

STOCKHOLDERS' EQUITY:

   Series A convertible preferred stock, $3.50 par
       value. Authorized 857,142.85 shares;
       issued and outstanding 714,285.71 shares
       at June 30, 1996 and December 31,
       1995; liquidation of $3.50 per share plus
       unpaid and accumulated dividends.....................         2,235,674       2,235,674

   Common stock, $.10 par value.  Authorized
       4,000,000 shares; issued 2,884,937 shares
       at June 30, 1996 and 2,860,695 shares at
       December 31, 1995....................................           288,494         286,070

   Additional paid-in capital...............................         1,437,048       1,389,218
   Retained earnings........................................           991,832         739,580
   Treasury stock, 14,992 common shares at
       June 30, 1996 and December 31, 1995, at
       cost.................................................            (6,047)         (6,047)
                                                                   -----------     -----------

       Total stockholders' equity...........................         4,947,001       4,644,495
                                                                   -----------     -----------

                                                                   $12,990,804     $14,945,274
                                                                   ===========     ===========

                                NETWORK SIX, INC.

                                          Condensed Statements of Income
                                                   (Unaudited)

                                                        THREE MONTHS       THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                       ENDED 06/30/96     ENDED 06/30/95      ENDED 06/30/96    ENDED 06/30/95
                                                       --------------     --------------      --------------    --------------
Contract revenue earned..............................    $2,579,934         $6,045,177         $6,266,763         $12,715,490
Cost of revenue earned...............................     1,826,237          4,831,868          4,346,651           9,096,448
                                                         ----------         ----------         ----------         -----------
    Gross profit.....................................       753,697          1,213,309          1,920,112           3,619,042

Selling, general, & administrative expenses..........       462,073            992,077          1,171,553           2,364,590
                                                         ----------         ----------         ----------         -----------
    Income from operations...........................       291,624            221,232            748,559           1,254,452

Other deductions (income)
    Interest Expense.................................       120,328             79,560            221,328             143,477
    Interest Earned..................................       (19,655)            (3,146)           (60,333)             (5,835)
                                                         ----------         ----------         ----------         -----------
    Income before income taxes.......................       190,951            144,818            587,564           1,116,810

Income taxes.........................................        78,290             59,375            242,332             457,982
                                                         ----------         ----------         ----------         -----------

NET INCOME...........................................    $  112,661         $   85,443         $  345,232         $   658,918
                                                         ----------         ----------         ----------         -----------

Per share information:
    Net income used in fully diluted calculation.....       112,661             85,443            345,232             958,918
    Less preferred dividend..........................        46,747             46,747             92,980              92,980
                                                         ----------         ----------         ----------         -----------
        Net income used in primary per share
             calculation.............................        65,914             38,696            252,252             565,928
                                                         ----------         ----------         ----------         -----------

Net income per share:
    Primary:
        Net income...................................    $     0.02         $     0.01         $     0.09         $      0.20
                                                         ----------         ----------         ----------         -----------
    Fully diluted:
        Net income...................................    $     0.03         $     0.02         $     0.10         $      0.19
                                                         ----------         ----------         ----------         -----------

Shares used in computing net income per share:

    Primary..........................................     2,912,615          2,846,218          2,880,287           2,833,642
    Fully Diluted....................................     3,627,521          3,557,020          3,594,897           3,557,020


                             NETWORK SIX, INC.

                                    Condensed Statements of Cash Flow
                                             (Unaudited)
                                                                               Six months      Six months
                                                                                 ended           ended
                                                                                6/30/96         6/30/95
                                                                               ----------      ----------
Cash Flows from operating activities:

Net income............................................................        $   345,232      $   658,918
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization..................................            176,098          147,584
       (Increase) decrease in contract receivables....................          1,046,077         (128,394)
       (Increase) decrease in other current assets....................             65,116          (31,550)
       Increase in costs and estimated earnings in excess
       of billings....................................................           (736,254)      (3,958,076)
       Decrease in income taxes receivable............................            559,869          194,032
       Increase (decrease) in billings in excess of costs and
       estimated earnings on contracts................................           (351,687)         336,766
       Decrease in long term receivables..............................             35,596              ---
       Increase in trade accounts payable.............................            353,536           61,453
       (Increase) decrease in accrued expenses........................           (892,817)         170,964
       Increase in other assets.......................................            155,242           33,724
       Decrease in due from officer...................................             46,801              ---
       Increase in income taxes payable...............................                ---           78,171
       Decrease in deferred tax assets................................             34,405           10,665
       Increase (decrease) in deferred tax liability..................            (60,117)         257,228
                                                                              -----------      -----------

       Net cash provided by (used in) operating
       activities.....................................................            777,097       (2,659,750)
                                                                              -----------      -----------

Cash flows from investment activities:
    Capital expenditures..............................................             (2,310)        (418,626)
                                                                              -----------      -----------

       Net cash used in investing activities..........................             (2,310)        (418,626)
                                                                              -----------      -----------

Cash flows from financing activities:
    Proceeds from the issuance of common stock........................             50,254          345,000
    Proceeds from the sale of treasury stock..........................                ---              ---
    Proceeds from (payments on) notes payable to bank.................         (1,320,000)       2,550,000
    Principal payments on capital lease obligations...................            (78,871)         (67,115)
    Payment of dividends..............................................                ---         (140,240)
                                                                              -----------      -----------
       Net cash provided by (used in) financing
                activities............................................         (1,348,617)       2,687,645
                                                                              -----------      -----------

Net decrease in cash..................................................           (573,830)        (390,731)
Cash at beginning of the period.......................................          1,205,652          822,286
                                                                              -----------      -----------

Cash at end of period.................................................        $   631,822      $   431,555
                                                                              ===========      ===========
Supplemental cash flow information:
    Cash paid during the year for:
        Income taxes..................................................        $    81,000      $   408,903
        Interest......................................................            237,471          122,022
          Supplemental disclosure of non-cash investing activities:
          Acquisition of assets through capital lease obligations ....                ---          214,400
                                                                              ===========      ===========

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                  June 30, 1996
                                   (unaudited)


(1)     Basis of Presentation

        The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the statements of income and cash flows for the six month periods ended June 30, 1996 and 1995, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)     Reclassifications

        Certain 1995 balances have been reclassified to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
          In April the Company announced the intent, by an unnamed state, to negotiate a systems integration contract to construct and install a child welfare system for $6.3 million. The contract is still under negotiation.

          In May the Company announced a $1.6 million contract with the State of Rhode Island Department of Health to provide a centralized data management, tracking and communications system which will link their databases called the Rhode Island Children's Access Program or "RICAP". The project was started in May and is expected to be completed by February of 1997. There will then be a one year warranty with the complete project wrapping up in February of 1998.

          In June the Company announced a new subcontract agreement with Complete Business Solutions, Inc (CBSI), a privately held company who has been a subcontractor to NSI on the Hawaii and other contracts, to expand their role in the Hawaii Child Support Enforcement contract. CBSI is leading a detailed review of the current system under development. Hawaii has agreed to pay CBSI $1.2 million from the Company's remaining contract budget when various milestones are achieved. The Company has have a significant role in the detailed review and is hopeful that its results will facilitate the resolution of open contractual scope issues.

          In July the Company announced a $2.6 million contract with the State of Rhode Island to support the InRHODES automated system within the Department of Human Services. The contract became effective July 1, 1996 and is for one year with options to renew for two consecutive years at the election of the State.

          In July the Company announced that the Child Support Enforcement system that they developed and installed for the State of West Virginia had become only the sixth system to be federally certified, in the entire United States.

Results of Operations - Six Months Ended June 30, 1996 Compared to 1995

         Contract revenue decreased $6,448,728 or 51% from $12,715,491 in the six months ended June 30, 1995 to $6,266,763 in the six months ended June 30, 1996 primarily due to the completion of the Maine FAMIS, West Virginia OSCAR, Nebraska subcontract projects, and the substantial completion of the Idaho CSE and the Virgin Island VIPERS projects. Also, the level of activity and revenue recognition on the Hawaii contract is much less than one year ago because the Company has reduced its effort pending completion of the detailed review of the contract led by CBSI.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $4,749,797 or 52% from $9,096,448 in the six months ended June 30, 1995 to $4,346,651 in the six months ended June 30, 1996 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor.

         Gross profit decreased $1,698,930 or 47% from $3,619,043 for the six months ended June 30, 1995 to $1,820,112 for the six months ended June 30, 1995. Gross profit as a percentage of revenue earned increased from 28.5% for the six months ended June 30, 1995 to 30.6% for the six months ended June 30, 1996. The increase in gross profit margins is primarily due improved margins on newer contracts started in 1996, relatively more time and materials contracts and to lower margins historically on the Hawaii contract.

         Selling, general and administrative expenses decreased $1,193,037 or 51% from $2,364,590 in the six months ended June 30, 1995 to $1,171,553 in the six months ended June 30, 1996 primarily due to the reduction in personnel announced in December 1995.

         As a result of the foregoing, income before income taxes decreased $529,246, or 47% from $1,116,810 for the six months ended June 30, 1995 to $587,564 for the six months ended June 30, 1996.

         Net income decreased $313,596, or 48% from $658,828 for the six months ended June 30, 1995 to $345,232 for the six months ended June 30, 1996.

Results of Operations - Three Months Ended June 30, 1996 Compared to 1995

         Contract revenue decreased $3,465,243 or 57% from $6,045,177 in the three months ended June 30, 1995 to $2,579,934 in the three months ended June 30, 1996 primarily due to the substantial completion of the Idaho CSE, Virgin Island VIPERS and the West Virginia Oscar projects. Also, the level of activity and revenue recognition on the Hawaii contract is much less than one year ago. The Company is continuing to negotiate with the State of Hawaii to establish a definitive plan for the completion of the project while attempting to contain costs within the current estimate to complete the contract. While the negotiations are ongoing, the Company has substantially reduced its level of effort.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $3,005,630 or 62% from $4,831,867 in the three months ended June 30, 1995 to $1,826,237 in the three months ended June 30, 1996 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor.

         Gross profit decreased $459,612 or 38% from $1,213,309 for the three months ended June 30, 1995 to $753,697 for the three months ended June 30, 1995. Gross profit as a percentage of revenue earned increased from 20.1% for the three months ended June 30, 1995 to 29.2% for the three months ended June 30, 1996. The increase in gross profit margins is primarily due to improved margins on newer contracts started in 1996, relatively more time and materials contracts and lower margins historically on the Hawaii contract.

         Selling, general and administrative expenses decreased $530,004 or 53% from $992,077 in the three months ended June 30, 1995 to $462,073 in the three months ended June 30, 1996 due to the reduction in personnel announced in December 1995.

         Net income increased $27,218 or 32% from $85,443 for the three months ended June 30, 1995 to $112,661 for the three months ended June 30, 1996.

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

         The Company has historically not received its first contract progress payments on fixed price contracts until approximately three to six months after contract award, which itself was as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. Prospectively, the Company is taking steps to tighten up this timetable, thereby reducing the requirement for additional working capital. For example, NSI is breaking up proposed deliverables into smaller components which allow it to reach a payment milestone earlier than was previously possible. NSI is also attempting to hold its customers to their contractual commitments regarding payment terms, generally thirty days after invoicing.

         The Company has funded its operations through cash flows from operations, bank borrowings, and private placements of equity securities. Net cash provided by (used in) operating activities was $777,097 and ($2,659,750) in the six months ended June 30, 1996 and 1995 respectively. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in net income, contract and income tax receivables, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

         In December 1995, the Company's $6,000,000 Revolving Line of Credit with Citizens Trust Company expired and was replaced by a demand note. On April 1, 1996 a new $3,850,000 Revolving Line of Credit was approved and closed on April 10, 1996. The Company is required to reduce outstanding borrowings under the Revolving Line of Credit to the following limits: May 30, 1996 - $2,950,000, June 30, 1996 - $2,450,000, November 30, 1996 - $2,050,000 and December 31, 1996
- - $900,000. The arrangement limits outstanding borrowings to the aggregate of 80% of accounts receivable plus 25% of costs and estimated earnings in excess of billings on contracts. Amounts outstanding under the Revolving Line of Credit accrue interest at an annual rate of prime plus two percent on the first $2,000,000 and 16% of the remaining $1,850,000. The difference between prime plus two percent and 16% is deferred interest and is due on January 15, 1997. In addition, 70% of the income tax refunds receivable at December 31, 1995 must be used to pay down the line permanently and the remaining balance will be used to pay down the line but may be readvanced based on availability. The prime rate was 8.25% at June 30, 1996. The Company's obligations under the facility are secured by substantially all of the assets of the Company. The agreement provides that the

Company may not pay any dividends on its capital stock without the consent of the bank, and it requires the Company to meet certain financial covenants.

         In May and June, the Company did not meet the pay down schedule in the Revolving Line of Credit. Although waivers received from the bank have expired, a new Line of Credit agreement is under negotiation, and the Company anticipates being able to conclude a mutually satisfactory arrangement soon. Should the Company be unable, however, to satisfy the bank with respect to further pay downs, the bank could declare the $3,850,000 Revolving Line of Credit in default and exercise its remedies under the agreement.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on June 12, 1996, shareholders voted 2,998,586 shares (including voting preferred stock) in favor of:
         (1) The election of Dana H. Gaebe, Kenneth C. Kirsch, Nicholas R. Supron and James J. Trainer as Directors to serve until the next annual meeting of the stockholders or until their successors are elected and qualified.

                                For       Against  Abstain     No Vote
                                ---       -------  -------     -------
        Dana H. Gaebe         2,941,625     -0-     55,711     576,930
        Kenneth C. Kirsch     2,941,625     -0-     55,939     576,930
        Nicholas R. Supron    2,941,625     -0-     55,711     576,930
        James J. Trainor      2,941,625     -0-     55,711     576,930

         (2) Approval of the reservation of an additional 200,000 shares of the Company's authorized but unissued stock for employee stock options which may be granted under the 1993 Incentive Stock Option Plan.

                              1,456,274   150,222   30,372     575,677

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


                                       Network Six, Inc.




Date: August 13, 1996                  By: /s/ Kenneth C. Kirsch
                                           -----------------------
                                           Kenneth C. Kirsch
                                           Chairman, President and
                                           Chief Executive Officer




                                       By: /s/ Dorothy M. Cipolla
                                           -----------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)