Form 10-Q
period 1996-09-30
NETWORK SIX INC
filed 1996-11-14
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             ----------------------

(Mark One)

[x] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

[ ]  Transition report pursuant to section 13 of 15(d) of the Securities
     Exchange Act of 1934 for the transition period from            to
                                                         ----------    ---------

                           Commission File No. 0-21038

                                NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)

    Rhode Island                                      05-036-6090
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

As of September 30, 1996 there were 2,884,973 shares of the registrant's Common Stock, $.10 par value, outstanding.

-------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NETWORK SIX, INC.
                            Condensed Balance Sheets

                                                        Sept. 30, 1996   Dec. 31, 1995
                                                        --------------   -------------

                                                          (unaudited)
ASSETS
------
CURRENT ASSETS:

  Cash .........................................          $   438,110     $ 1,205,652
  Contract receivables, less allowance for
    doubtful accounts of $50,000 at September
    30, 1996 and December 31, 1995 .............            2,237,790       3,078,267

  Costs and estimated earnings in excess of
    billings on contracts ......................            7,010,858       7,227,747
  Income Taxes Receivable ......................              179,336       1,747,824
  Other assets .................................              160,285         283,499
  Due from officer .............................                   --          63,779
                                                          -----------     -----------
     Total current assets ......................           10,026,379      13,606,768
                                                          -----------     -----------

Property and equipment
  Computers and equipment ......................              956,972       1,377,098
  Furniture and fixtures .......................              200,699         246,339
  Leasehold improvements .......................               27,423         116,808
                                                          -----------     -----------

                                                            1,185,094       1,740,245
  Less: accumulated depreciation and
         amortization ..........................              872,020       1,181,249
                                                          -----------     -----------
     Net property and equipment ................              313,074         558,996

Deferred taxes .................................              177,814         271,360
Other assets ...................................              279,923         508,149
                                                          -----------     -----------

                                                          $10,797,190     $14,945,274
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current installments of obligation under capital
    lease ........................................     $   114,297      $   168,640
  Notes payable to bank ..........................       2,133,768        5,000,000
  Trade accounts payable .........................       1,779,998        1,696,999
  Accrued salaries and wages .....................         300,782          442,663
  Accrued subcontractor expense ..................         262,717          421,857
  Accrued restructuring ..........................         178,050          517,680
  Other accrued expenses .........................         423,516          618,869
  Billings in excess of costs and estimated
    earnings on contracts ........................          31,965          386,799
  Deferred taxes .................................         634,940          745,619
  Preferred stock dividends payable ..............         187,629           47,260
                                                       -----------      -----------

         Total current liabilities ...............       6,047,662       10,046,386
                                                       -----------      -----------
  Obligations under capital lease excluding
    current installments .........................         187,360          254,393
                                                       -----------      -----------

         Total Liabilities .......................       6,235,022       10,300,779
                                                       -----------      -----------

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock, $3.50 par
    value. Authorized 857,142.85 shares;
    issued and outstanding 714,285.71 shares
    at September 30, 1996 and December 31,
    1995; liquidation of $3.50 per share plus
    unpaid and accumulated dividends .............       2,235,674        2,235,674

  Common stock, $.10 par value.  Authorized
    4,000,000 shares; issued 2,884,973 shares
    at September 30, 1996 and 2,860,695
    shares at December 31, 1995 ..................         288,497          286,070

  Additional paid-in capital .....................       1,437,045        1,389,218
  Retained earnings ..............................         606,999          739,580
  Treasury stock, 14,992 common shares at
    September 30, 1996 and December 31,
    1995 at cost .................................          (6,047)          (6,047)
                                                       -----------      -----------

         Total stockholders' equity ..............       4,562,168        4,644,495
                                                       -----------      -----------

                                                       $10,797,190      $14,945,274
                                                       ===========      ===========


                                NETWORK SIX, INC.

                                               Condensed Statements of Income (Loss)
                                                            (Unaudited)

                                                            THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                           ENDED 09/30/96     ENDED 09/30/95     ENDED 09/30/96   ENDED 09/30/95
                                                           --------------     --------------     --------------   --------------

Contract revenue earned ...............................     $1,657,465         $ 6,517,646        $7,924,227       $19,233,136
Cost of revenue earned ................................      1,607,719           6,364,288         5,954,370        15,460,736
                                                            ----------         -----------        ----------       -----------
    Gross profit ......................................         49,745             153,358         1,969,858         3,772,400

Selling, general, & administrative expenses ...........        485,504           1,092,104         1,657,056         3,456,693
                                                            ----------         -----------        ----------       -----------
    Income (loss) from operations .....................       (435,759)           (938,746)          312,802           315,707

Other deductions (income)
    Interest Expense ..................................        127,530             133,480           348,858           276,958
    Interest Earned ...................................          2,503              (2,620)          (57,830)           (8,456)
                                                            ----------         -----------        ----------       -----------
    Income (loss) before income taxes (benefit) .......       (565,792)         (1,069,606)           21,774            47,205

Income taxes (benefit) ................................       (228,347)           (441,932)           13,986            15,961
                                                            ----------         -----------        ----------       -----------
NET INCOME (LOSS) .....................................     $ (337,445)        $  (827,674)       $    7,788       $    31,244
                                                            ==========         ===========        ==========       ===========

Per share information:  (Note 3)
    Net income (loss) used in fully diluted calculation       (337,445)           (627,674)            7,788            31,244

    Less preferred dividend ...........................         47,260              47,260           140,111           140,240
                                                            ----------         -----------        ----------       -----------
        Net income (loss) used in primary per share
          calculation .................................       (384,705)           (674,934)         (132,323)         (108,996)
                                                            ==========         ===========        ==========       ===========

Net income (loss) per share:
    Primary:
        Net income (loss) .............................     $    (0.13)        $     (0.24)       $    (0.05)      $     (0.04)
                                                            ==========         ===========        ==========       ===========
    Fully diluted:
        Net income (loss) .............................     $    (0.13)        $     (0.24)       $    (0.05)      $     (0.04)
                                                            ==========         ===========        ==========       ===========

Shares used in computing net income per share:

    Primary ...........................................      2,865,241           2,833,914         2,875,271         2,816,763
    Fully Diluted .....................................      2,865,241           2,833,914         2,875,271         2,816,763


                                NETWORK SIX, INC.

                                 Condensed Statements of Cash Flow
                                            (Unaudited)
                                                                       Nine months     Nine months
                                                                          ended           ended
                                                                         9/30/96         9/30/95
                                                                       -----------     -----------
Cash Flows from operating activities:

Net income ........................................................    $     7,788     $    31,466
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
     Depreciation and amortization ................................        245,922         296,014
     Increase (decrease) in contract receivables ..................        840,477      (5,813,898)
     Decrease in other current assets .............................        123,214          43,389
     Increase (decrease) in costs and estimated earnings
       in excess of billings ......................................        216,889      (1,235,529)
     Increase (decrease) in income tax receivable .................      1,568,488        (493,076)
     Decrease in long term receivables ............................         53,394              --
     Increase in trade accounts payable ...........................         83,000         477,555
     Increase (decrease) in accrued expense .......................       (195,353)      1,914,794
     (Increase) decrease in other assets ..........................        174,832         (49,021)
     Increase in due from officer .................................         63,779              --
     Decrease in accrued subcontractor expense ....................       (159,140)             --
     Decrease in accrued restructuring ............................       (339,630)             --
     (Increase) decrease in deferred tax asset ....................         93,546        (121,070)
     Increase (decrease) in deferred tax liability ................       (110,679)        220,978

     Increase (decrease) in accrued salaries and benefits .........       (141,881)        245,000
     Increase (decrease) in billing in excess of cost .............       (354,834)         70,967
                                                                       -----------     -----------
         Net cash provided by (used in) operating activities ......      2,169,812      (4,412,653)
                                                                       -----------     -----------
Cash flows from investment activities:
     Capital expenditures .........................................             --        (415,459)
                                                                       -----------     -----------
         Net cash used in investing activities ....................             --        (415,459)
                                                                       -----------     -----------
Cash flows from financing activities:
     Proceeds from the issuance of common stock ...................         50,254         345,001
Principal payments on capital lease obligations ...................       (121,376)        (99,491)
     Borrowings (payments) on notes payable .......................     (2,866,232)      4,150,000
     Payment of dividends .........................................             --        (187,499)
                                                                       -----------     -----------
        Net cash provided by (used in) financing activities .......     (2,937,354)      4,208,009
                                                                       -----------     -----------
Net decrease in cash and cash equivalents .........................       (767,542)       (620,103)
Cash and cash equivalents at beginning of the period ..............      1,205,652         822,286
                                                                       -----------     -----------
Cash and cash equivalents at end of period ........................    $   438,110     $   202,183
                                                                       -----------     -----------
Supplemental disclosure of cash flow information:
     Income taxes paid (refunded) .................................    $(1,872,156)    $   409,081
     Interest paid ................................................        307,194         190,696
Supplemental disclosure of non-cash investing activities:
     Acquisition of assets through capital lease obligations ......             --         214,400


                                Network Six, Inc.
                          Notes to Financial Statements
                               September 30, 1996
                                   (unaudited)

(1) Basis of Presentation

    The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
    (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995, and the statements of income for the three and nine month periods and its statements of cash flows for the three and nine months ended September 30, 1996 and 1995, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) Reclassifications

    Certain 1995 balances have been reclassified to conform to the 1996 presentation.

(3) Earnings Per Share

    Earnings per share is based on the weighted average number of shares outstanding during the periods, including common stock equivalents of stock options, warrants and convertible preferred stock. For the three and nine months ended September 30, 1996 and 1995, stock options, warrants, and preferred stock, which are considered common stock equivalents, have not been included in the computation of earnings per share since the effect would be anti-dilutive and would reduce the loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In the third quarter, the Company announced the termination of its child support enforcement contract with the State of Hawaii for breach of contract by the State. The State, concurrently, terminated the contract claiming breach by the Company. The Hawaii contract, originally estimated to be a $20.7 million contract, was increased to $25.2 million by the State and the Company in February of 1996, and is the Company's largest contract. Approximately $15 million of work has been completed, billed and substantially paid.

     Negotiations concerning a settlement of outstanding issues such as the value of the Company's work in progress and payment of outstanding invoices submitted to Hawaii by the Company has not be successful to date. As of September 30, 1996 the State of Hawaii accounts receivable balance is $62,000 and the work in process balance is $5 million. The collectability of any or all of these accounts is uncertain at this time.

     In October the State of Hawaii and Unisys placed a claim on the Hawaii contract performance bond. The claims were for $10.3 million and $889 thousand respectively.

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract. Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the contract. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables and materially breached the contract by never completing the design, the application programming, the system test, and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys fees, the cost of the suit and interest costs that the court deems just and proper in an unspecified amount.

     NSI vigorously denies this allegation and intends to immediately file a counter claim against the State alleging that the State has breached the contract. The Company will seek substantial damages and is alleging that the State has been engaged in a bad faith effort to coerce NSI into designing and building a system having capabilities and extraordinary features far beyond the scope of their contract and industry standards. The coercion has been in the form of withholding of payments, improper rejection of work that satisfies the requirements of the contract and industry standards and verbal and written abuse of NSI employees and management.

     In April 1996 the Company announced the intent, by an unnamed state, to negotiate a systems integration contract to construct and install a child welfare system for $6.3 million. The contract is still under negotiation.

Results of Operations - Nine Months Ended September 30, 1996 Compared to 1995

     Contract revenue earned decreased $11,308,909 or 59%, from $19,233,137 in the nine months ended September 30, 1995 to $7,924,227 in the nine months ended September 30, 1996, primarily due to the completion of the Maine FAMIS and the West Virginia OSCAR projects and the substantial completion of the Idaho CSE and the Virgin Islands VIPERS projects. Also, the level of activity and revenue recognition on the Hawaii contract is $5.2 million less than one year ago.
There is also a $257,000 revenue write down on the Idaho and Virgin Island projects due to revisions in percent complete calculations.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $9,506,367, or 61%, from $15,460,737 in the nine months ended September 30, 1995 to $5,954,370 in the nine months ended September 30, 1996 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor.

     Gross profit decreased $1,802,543 or 48% from $3,772,400 for the nine months ended September 30, 1995 to $1,969,858 for the nine months ended September 30, 1996. Gross profit as a percentage of revenue earned increased from 20% for the nine months ended September 30, 1995 to 25% for the nine months ended September 30, 1996. Although an increase, these margins are lower than previously enjoyed. This is due to a $257,000 revenue write down mentioned above and sales of hardware to Virgin Islands, Hawaii and Rhode Island RICAP projects at lower margins.

     Selling, general and administrative expenses decreased $1,799,635 or 52% from $3,456,691 in the nine months ended September 30, 1995 to $1,657,056 in the same period in 1996 primarily due to the reduction in personnel announced in December 1995 and lower overhead expenditure in general.

     Income before income taxes decreased $25,431, or 54% from $47,205 for the nine months ended September 30, 1995 to $21,774 for the nine months ended September 30, 1996.

     As a result of the foregoing, net income decreased $23,456, from $31,244 for the nine months ended September 30, 1995 to $7,788 for the nine months ended September 30, 1996.

Results of Operations - Three Months Ended September 30, 1996 Compared to 1995

     Contract revenue earned decreased $4,860,181 or 75%, from $6,517,646 in the three months ended September 30, 1995 to $1,657,465 in the three months ended September 30, 1996, primarily due to the substantial completion of the Idaho CSE and the Virgin Islands VIPERS contracts. The West Virginia Support and the Idaho Support contracts are at a lower level of support activity. Also the Hawaii contract revenue recognition had been reduced by $3.2 million in 1996 versus 1995. There is also a $257,000 revenue write down on the Idaho and Virgin Islands projects due to revisions in percent complete calculations.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $5,022,432, or 79%, from $6,364,289 in the three months ended September 30, 1995 to $1,607,719 in the three months ended September 30, 1995 due to the decreased effort to support the lower level of business and the lower reliance on subcontract labor.

     Gross profit decreased $103,612 or 68% from $153,357 for the three months ended September 30, 1995 to $49,745 for the three months ended September 30, 1996. Gross profit as a percentage of revenue earned increased from 2% for the three months ended September 30, 1995 to 3% for the three months ended September 30, 1996. Although an increase, these margins are lower than previously enjoyed. This is due to a $257,000 revenue write down mentioned above and sales of hardware to Virgin Islands, Hawaii and Rhode Island RICAP projects at lower margins.

     Selling, general and administrative expenses decreased $606,597 or 56%, from $1,092,101 in the three months ended September 30, 1995 to $485,504 in the same period in 1996 due to the reduction in personnel announced in December 1995 and lower overhead expenditures in general.

     Income before income taxes increased $503,815, from a loss of $1,069,606 for the three months ended September 30, 1995 to a loss of $565,791 for the three months ended September 30, 1996.

     As a result of the foregoing, Net loss decreased $490,230, from a net loss of $827,674 for the three months ended September 30, 1995 to a net loss of $337,444 for the three months ended September 30, 1996.

Liquidity and Capital Resources

     In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some state government agencies, the Company has, in the past, entered into joint ventures with other consulting firms with greater financial resources when bidding for contracts. The Company expects to continue to expand this practice as well as to pursue more time and material contracts than it has historically pursued. Time and material contracts generally do not require performance bonds and almost always involve less risk to deliver what the customer requires.

     The Company has historically not received its first contract payments on fixed price contracts until approximately three to six months after contract award, which itself is as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. Prospectively, the Company is taking steps to shorten this timetable, thereby reducing the requirement for additional working capital. For example, the Company is breaking up proposed deliverables into smaller components to allow it to reach a payment milestone earlier.

     The Company has funded its operations through cash flows from operations, bank borrowings, and private placement of equity securities. Net cash provided by (used in) operating activities was $2,169,812 and ($4,412,653) for the nine months ended September 30, 1996 and 1995 respectively. Fluctuations in net cash used in operating activities are primarily the result of changes in contract receivables, accounts payable, accrued expenses, and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     In December 1995, the Company's $6,000,000 Revolving Line of Credit with Citizens Trust Company ("Citizens") expired and was replaced by a demand note. On April 1, 1996 a new $3,850,000 Revolving Line of Credit was approved and closed on April 10, 1996. The Company was required to reduce outstanding borrowings under the Revolving Line of Credit to the following limits: May 30, 1996 - $2,950,000, June 30, 1996 - $2,450,000, November 30, 1996 - $2,050,000
and December 31, 1996 - $900,000. The arrangement limited outstanding borrowings to the aggregate of 80% of accounts receivable plus 25% of costs and estimated earnings in excess of billings on contracts. The agreement called for amounts outstanding under the Revolving Line of Credit to accrue interest at an annual rate of prime plus two percent on the first $2,000,000 and 16% of the remaining $1,850,000. The difference between prime plus two percent and 16% was to be deferred interest due on January 15, 1997. In addition, 70% of the income tax refunds receivable at December 31, 1995 was required to be used to pay down the line permanently. The prime rate was 8.25% at September 30, 1996. The Company's obligations under the facility are secured by substantially all of the assets of the Company. The agreement provided that the Company may not pay any dividends on its capital stock without the consent of the bank. In addition, the agreement required the Company to meet certain financial covenants.

     In May and June, the Company did not meet the pay down schedule in the Revolving Line of Credit. In September the Company paid down the line by $1.2 million using proceeds from an income tax refund. However, a new $2,133,768 Revolving Line of Credit was approved by Citizens and closed on September 27, 1996. The Company, under this agreement, is required to reduce outstanding borrowings under the Revolving Line of Credit to the following limits: October 31, 1996 - $2,083,0768, November 30, 1996 - $1,883,768 and December 31, 1996 -
$1,658,768. In addition, 100% of the income tax refunds at December 31, 1995 must be used to paydown the line permanently. The remaining terms of the agreement remain the same as the April 10th agreement. The Company has complied with the October 31, 1996 paydown requirement. As of November 14, 1996 the Revolving Line of Credit Balance is $2 million. Waivers have been applied for the third quarter violations of loan covenants.

     Although the Company believes that cash flow generated by operations will be sufficient to fund continuing operations and required payments on the Revolving Line of Credit and litigations expenses through the end of 1996, there can be no assurance that unforeseen litigation expenses or other expenses will not result in a capital deficiency. The Company is actively seeking new capital to meet working capital needs and to be assured of its ability to continue as a going concern.

    Except for the historical information contained herein, the matters discussed herein may be forward-looking statements that involve risk and uncertainties. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

                           PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract. Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables and materially breached the contract by never completing the design, the application programming, the system test, and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys fees, the cost of the suit and interest costs that the court deems just and proper in an unspecified amount.

         NSI vigorously denies this allegation and intends to immediately file a counter claim against the State alleging that the State has breached the contract. The Company will seek substantial damages and is alleging that the State has been engaged in a bad faith effort to coerce NSI into designing and building a system having capabilities and extraordinary features far beyond the scope of their contract and industry standards. The coercion has been in the form of withholding of payments, improper rejection of work that satisfies the requirements of the contract and industry standards and verbal and written abuse of NSI employees and management.

        In addition, Unisys, a Company subcontractor under the Company's Hawaii contract, has submitted a $889,000 claim to Aetna Casualty and Surety, against the $10.3 million performance bond.

ITEM 2. CHANGE IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, the Company defaulted on its $3,850,000 Revolving Line of Credit in May. Waivers were obtained through June of 1996. A new revolving line of credit was approved and closed on September 27, 1996.

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

                                           Network Six, Inc.

Date: November 14, 1996                    By: /s/ Dorothy M. Cipolla
                                              ----------------------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)




                                           By: /s/ Kenneth C. Kirsch
                                              ----------------------------------
                                           Kenneth C. Kirsch
                                           President and
                                           Chief Executive Officer