Form 10-K
period 1996-12-31
NETWORK SIX INC
filed 1997-04-15
CIK 726714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-21038

                               NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)

          Rhode Island                                     05-036-6090
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)



           475 Kilvert Street
          Warwick, Rhode Island                                     02886
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (401) 732-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 28, 1997 (computed by reference to the closing price of such stock on the NASDAQ/ National Market System) was $1,622,682.

     As of February 28, 1997, there were 721,192 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
           DOCUMENT                                        WHERE INCORPORATED
           --------                                        ------------------

 Portions of the registrant's definitive Proxy
    Statement regarding the 1997 Annual
         Meeting of Stockholders                               Part III


================================================================================

                               NETWORK SIX, INC.

                                   Form 10-K

                               TABLE OF CONTENTS
                               -----------------


Item                                                                   Page
----                                                                   ----

                                     Part I

1    Business........................................................    3
2    Properties......................................................   10
3    Legal Proceedings...............................................   10
4    Submission of Matters to a Vote of Security Holders.............   11

                                    Part II

5    Market for Registrant's Common Equity and Related Stockholder
       Matters.......................................................   11
6    Selected Financial Data.........................................   12
7    Management's Discussion and Analysis of Financial Condition and
       Results of Operation..........................................   13
8    Financial Statements and Supplementary Data.....................   20
9    Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure............................................   20

                                    Part III

10   Directors and Executive Officers of the Registrant.............    20
11   Executive Compensation..........................................   20
12   Security Ownership of Certain Beneficial Owners and Management..   21
13   Certain Relationships and Related Transactions..................   21

                                    Part IV

14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    21
       Signatures....................................................   24

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Network Six, Inc. (formerly Network Solutions, Inc.), is a provider of systems integration and consulting services to state government human services agencies. The Company is currently in the process of developing and installing computerized management information systems for human services agencies in Idaho, Rhode Island, West Virginia, and the Government of the U.S. Virgin Islands as the prime contractor. Incorporated in 1976 under the name National E-F-T, Inc., the Company has since 1988 focused on providing its services to state government human services agencies, and substantially all of its revenues are currently derived from contracts with such agencies.

     The Company is incorporated under the laws of Rhode Island, and its principal executive offices are located at 475 Kilvert Street, Warwick, Rhode Island 02886, telephone number (401) 732-9000.

INDUSTRY

     Rapid improvements in price and performance of computer and communications equipment in the last 20 years, coupled with the growth of sophisticated, powerful software, have resulted in a substantial increase in the number of organizations that use computer-based information systems and in the scope of such systems. The proliferation of both products and suppliers of products has not only expanded the scope of tasks that can be performed by information systems, it has also increased the complexity of such systems.

     Information systems typically include computer hardware (mainframe, minicomputers, and workstations), software (both custom and packaged), and communications equipment. Effective operation of information systems depends not only on having proper equipment and software, but also on having well trained and skilled personnel.

     The pace and magnitude of technological change have been so great that it has been difficult for in-house data processing staffs to remain abreast of developments. As a result, business and government organizations are increasingly retaining third-party vendors employing skilled information technology professionals to define, develop, and install complex custom information systems and to provide applications software and comprehensive solutions to their information systems needs. Such organizations are also turning to such third-party vendors to provide information technology services in order to reduce their investments in technology and personnel.

STATE GOVERNMENT HUMAN SERVICES AGENCY MARKET

     State government human services agencies provide services to a large percentage of the population and maintain extensive records. They are among the organizations that most need the services of outside providers of information technology services to assist in upgrading and maintaining their information systems. Many state agencies' information systems are obsolete and have limited data-interfacing capabilities. Many state governments are in fiscal crisis, requiring their human services agencies to become more productive and perform enhanced functions with fewer personnel.

     Human services agencies have large and burdensome caseloads. One in four children in the United States lives in a single parent household. The Clinton Administration has identified welfare reform as a major initiative that could have a significant impact on human services delivery by government agencies. Unmarried mothers in some inner city areas deliver 80% of all babies. The number of families receiving Aid to Families with Dependent Children (AFDC) through the third generation is increasing and has been referred to by Senator Daniel Patrick Moynihan as "the permanent underclass."

     State human services agencies have had a growing need to increase the capacity and enhance the capabilities of their information systems as the federal government, which in most cases provides a substantial portion of the funding of the programs that the states administer, has required detailed standardized reporting of program data, elimination of errors, and more responsive management.

     Over time, the federal government has assisted the states by providing financial assistance for information systems that could be broken down into six major areas: (i) the Child Support Enforcement (CSE) program; (ii) the welfare programs of AFDC and food stamps that have been combined into Family Assistance Management Information Systems (FAMIS); (iii) the Jobs Opportunities and Basic Skills (JOBS) program; (iv) the Medicaid and experimental managed care programs;
(v) the Child Welfare program; and (vi) other programs, including Electronic Benefit Transfer (EBT), automated program policy systems, and out sourcing and privatization of human services agency functions. These programs are administered at the federal level by the U.S. Department of Health and Human Services (HHS), with the exception of the food stamp program which is administered by the Food Nutrition Service of the U.S. Department of Agriculture
(USDA).

     Child Support Enforcement. The federal Child Support Enforcement program was established in 1975 in response to the increasing failure of many parents to provide financial support to their children. The purpose of the CSE program is to help strengthen families and reduce welfare dependency by placing the responsibility for supporting children on the parents rather than the government. State governments are generally required to locate absent parents, establish paternity if necessary, obtain judicial support orders, and collect the support payments required by those orders.

     The Child Support Enforcement Amendments of 1984 mandated that state CSE systems, in order to receive matching federal funding, must meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy, and reporting. A state's automated system must, among other things: (i) maintain identifying information on individuals on whom support obligations are sought; (ii) maintain data necessary to meet federal reporting requirements; (iii) collect and distribute both intrastate and interstate support payments; (iv) maintain accounts receivable on all amounts owed, collected, and distributed; (v) provide management information on all cases from initial referral or application through collection and enforcement; and (vi) provide security to prevent unauthorized access to the data in the system. The Family Support Act of 1988, effective October 1992, mandated enhanced functional requirements for state CSE systems, including requiring automated systems to be able to interface electronically with other systems, such as the state's welfare, driver and vehicle registration, and Medicaid systems.

     Welfare. The automated information system requirements of two distinct federal-state programs - AFDC and Food Stamps - are usually combined at the state level, sometimes under the name FAMIS or "Family Assistance Management Information System." Under the AFDC program, originally established by the Social Security Act of 1935, cash welfare payments are provided to needy children who have been deprived of parental support or care and certain others in the household of the child. State governments are required to define "need," set their own benefit levels, establish (within federal limitations) income and resource limits, and administer the program or supervise its administration. As with the CSE program, the federal government reimburses part of the states' cost to develop an AFDC system and part of the cost of operating these systems.

     The Food Stamp Program is designed to improve the nutrition of low-income households and is also administered by state welfare agencies under the supervision of USDA. Benefits are generally provided in the form of food stamp coupons and are funded by the federal government, which reimburses part of the cost of establishing an automated system and part of the cost of operating an automated food stamp program.

     JOBS. Beginning October 1, 1990, all states have been required to have a Job Opportunities and Basic Skills Training Program. The program is designed to help needy families with children to avoid long-term welfare receipt by providing education, training, job placement, and other supportive services including child care.

     Medicaid and Managed Care. Medicaid is a federal-state matching entitlement program providing reimbursement for the cost of medical care to low-income individuals who are aged, blind, disabled, or members of families with dependent children, and to certain other pregnant women and children. Within broad federal guidelines, each state designs and administers its own program. Eligibility systems and claims processing systems are automated by states to handle this program, which is typically the largest line item in a state budget. Federal assistance is also available on a waiver basis for managed care experiments for Medicaid recipients and similar populations.

     Child Welfare. In November 1993 Congress created a funding authority for Statewide Automated Child Welfare Information Systems (SACWIS) that provides federal funds at a 75% rate for the creation of information systems for fiscal years 1994, 1995, 1996 and 1997. Also in December 1993, the Administration for Children and Families of HHS published the final rules for the implementation of the section of the Social Security Act of 1935 that requires the collection of adoption and foster care data. The federal government has thus provided both the carrot, by reimbursing states up to 75% of the cost of the development of information systems; and the stick, by requiring states to report certain child welfare data, that should encourage most states to build SACWIS by 1997.

     Other Human Services Programs. State human services agencies have initiated a number of additional programs, some of which have involved the use of federal funds. These programs include: (i) communications kiosks and voice response systems to inform and educate citizens about human services programs and to answer specific inquiries; (ii) privatization and out sourcing of various human services functions such as child support collections; (iii) automated policy systems to eliminate the volumes of federal and state regulations that must be referred to by social workers; (iv) Electronic Benefit Transfer (EBT) systems that involve the transfer of food stamp benefits and payments via electronic networks that may utilize debit cards or smart cards in conjunction with automated teller machines or point of sale devices.

     Federal Funding. Federal Financial Participation (FFP) is the term used for federal funds that are provided to states to assist in delivering human services or for establishing automated systems to assist in such delivery. From time to time Congress will increase FFP percentages for a limited time in an attempt to motivate states to automate or upgrade certain systems. The following is a table of FFP percentages for state automation by selected program as of December 31, 1996:


                                                         Projected End Date
Program                                        FFP%        Of Current FFP%
-------                                       -------    -------------------

AFDC...................................        50%       None
Food Stamps............................        50%       None
CSE....................................        90%       September 30, 1997*
JOBS...................................        50%       None
Medicaid...............................        50-90%    None
Medicaid/Managed Care..................        50-90%    Varies
Child Welfare..........................           75%    September 30, 1997
Other Human............................
Services Systems.......................        Varies    Varies

*Declines to 66%, except for certain
 welfare reform initiatives, which would be eligible for 80% FFP

The above FFP% are subject to change depending on the final outcome of the continuing budget negotiations between the Congress and the President of the United States.

CONTRACTS AND SERVICES PROVIDED

     The Company's contracts with state human services agencies have covered four basic types of projects: (i) the transfer of an entire automated information system currently in use by another state, which involves the development of substantial modifications to that system and installation of the modified system; (ii) the development of an entirely new system; (iii) the development and installation of enhancements to an agency's existing system; and
(iv) providing support services with respect to an existing system. The following table sets forth information as of December 31, 1996 relating to the Company's significant contracts to date with state human services agencies:


      State          Program Area         Project         Contract Date         Status
------------------  --------------  --------------------  -------------  --------------------

Rhode Island        FAMIS           transfer system       May 1988       complete

Rhode Island        CSE             transfer system       June 1989      complete

Rhode Island        FAMIS/CSE       support services      July 1990      complete

Rhode Island        JOBS            develop new system    April 1991     complete

West Virginia       CSE             transfer system       April 1992     complete

Nevada              FAMIS/CSE/      transfer system as    July 1992      complete
                    JOBS            asubcontractor to
                                    IBM/ISSC



State               Program Area    Project               Contract Date  Status
------------------  --------------  --------------------  -------------  --------------------

Rhode Island        Medicaid        transfer system       March 1993     in process
                    Eligibility

Idaho               CSE             transfer system       March 1993     complete

Hawaii              CSE             transfer system       August 1993    terminated

Rhode Island        FAMIS/CSE       support services      October 1993   complete

West Virginia       CSE             support services      July 1994      pending final
                                                                         certification

Maine               FAMIS           transfer system       December 1994  Phase I - completed
                                                                         Phase II - canceled

U.S. Virgin         CSE             transfer system       December 1994  in process
 Islands

Idaho               CSE             support services      May 1995       in process

Massachusetts       CSE             transfer system as    June 1995      complete
                                    a subcontractor to
                                    Andersen Consulting

Washington State    CSE             support services      December 1995  complete

Louisiana           Child Welfare   package software      March 1995     complete
                    with
                    customization

Rhode Island        FAMIS/CSE       support services      July 1995      in process

Rhode Island        Dept of Health  develop new system    May 1996       in process

     Contract Process. Because most human services agency contracts involve federal funding, they originate with a federally required Advanced Planning Document (APD) submitted by the state agency to the federal government for approval. The federal government reviews APDs to ensure that the system proposed by the agency incorporates minimum functional requirements and will otherwise meet federal, state, and user needs in a cost effective manner. Following approval of the APD, the state agency prepares a request for proposals
(RFP) from private industry for software services and for equipment, or hardware, by which the system will operate. Each RFP, which is also subject to approval by the federal government, is usually divided into two parts, one soliciting technical proposals and the other soliciting price proposals. There may be separate RFP's for hardware and software or the RFP may be a "bundled" bid that includes both hardware and software.

     RFPs essentially define the procuring agency's functional requirements, and proposals submitted in response thereto by the Company and its competitors are extensive, detailed descriptions of the manner in which the system proposed would satisfy those requirements and the experience and qualifications of those who would design and implement the system. The Company's cost of preparing such proposals ranges between $50,000 and $150,000, and the Company has submitted proposals both as a prime contractor and as a subcontractor to others. Contracts are usually awarded on the basis of a combination of technical considerations and price, although price can be the determinative factor as between technically acceptable proposals. Contract award generally occurs approximately 12 months after issuance of the RFP.

     Services. The Company's contracts with state agencies are usually fixed price agreements, except for support services which are time and materials contracts, and typically involve most or all of the following services provided by the Company:

     . customizing and modifying an existing system to be transferred or designing a new system;
     .    writing computer programs;
     .    installing the system;
     .    converting data from computer or manual files;
     .    testing the system;
     .    training personnel to operate the system;
     .    providing computers and related equipment; and
     .    managing the system.

     The services provided in performing a contract are not technically complex, but require emphasis on carefully defining the needs of the staffs of the agencies that administer the human services programs involved and adapting existing technology to satisfy those needs. Change orders and enhancements under existing contracts are also usually performed on a fixed-price basis and may result in substantial additions to the base contract price. Contract performance generally occurs over a period of 24 to 36 months.

     Federal Certification. When system development and installation is complete, the contracting state agency is generally required to obtain federal certification that the system meets federal requirements. There are no fixed time requirements for obtaining certification, and certification of the systems installed by the Company has generally been received between 6 and 12 months following completion of installation. As an incentive to obtain such approval, many state agencies require the contractor to provide a performance bond, ranging from 10% to 50% of the contract price, to be released upon completion of the warranty period or upon certification. Total-systems contracts also often provide for a warranty period following completion of the contract.

     Following certification of a newly installed system, it is not unusual for state agencies to contract for support services. Services provided under support contracts are usually paid for on the basis of an hourly rate plus expenses with an overall limitation. The Company estimates that automated information systems currently being installed have a useful technological life of five years and that the systems require revisions every year to keep up with changing legislation, regulation, and needs of the human services agency users.

     Termination. As with government contracts generally, the Company's contracts with state human services agencies may be terminated upon relatively short notice, with no obligation upon the agency other than to reimburse the Company for its costs of performance through the date of termination. Such contracts also generally impose substantial penalties for default such as failure to obtain federal certification of the completed system.

COMPETITION

     The Company's business is highly competitive. The Company's competitors for state human services agency contracts include firms, such as Andersen Consulting, UNISYS, Lockheed Martin Information Management Systems, IBM/ISSC, SHL SystemsHouse (now part of MCI), EDS, American Management Systems, BDM International and Deloitte & Touche, with substantially greater financial, technical, and marketing resources than those of the Company. The Company believes, however, that no single contractor is dominant in its market and that the primary competitive factors are reputation, capability and resources, experience with similar systems, quality and reliability of service, and price.

     With respect to other State agencies, there are numerous companies that provide software and system development and information technology services. None, however, dominate the market. The network services market, is relatively young and has many companies competing for various business opportunities.

BACKLOG

     Substantially all of the Company's revenues are derived from work to be performed under contracts of expected duration exceeding one year. Such contracts may be terminated on relatively short notice and may be subject to/contingent upon state or federal funding. The Company does not believe that contracts for work outstanding at any particular time provide a meaningful indication of future revenue. At December 31, 1996, the Company had the following contracts to provide services which, if fully performed, would result in the revenues shown:

                                                                  Amount Recognized as
                                                                Contract Revenues Earned        Backlog
Contract Title                        Contract Amount/(2)/         Through 12/31/96        As of 12/31/96/(1)/
-------------------------------       --------------------         ----------------        -------------------

Rhode Island
   Medicaid Eligibility........             3,515,600                  3,486,398                   29,202
Rhode Island CSE...............             2,498,400                  2,217,472                  280,928
Rhode Island Support...........             3,315,127                  1,153,246                2,161,881
St. Thomas, VI, CSE............             5,662,662                  5,481,184                  181,478
West Virginia Support..........             2,741,945                  2,716,690                   25,255
Idaho Support..................             3,599,900                  3,206,044                  393,856
Rhode Island Dept. of Health...             1,580,416                    927,372                  653,044
                                          -----------                -----------               ----------
Totals                                    $22,914,050                $19,188,406               $3,725,644
                                          ===========                ===========               ==========

     /(1)/The Company expects that substantially all of its backlog at December 31, 1996 will be realized by the end of 1997. There can be no assurance, however, that the Company will ultimately realize all of these revenues from such contracts. See Note 10 to Financial Statements regarding concentration of revenue.

     /(2)/Contract amounts for certain of the above contracts have been adjusted to reflect change orders for enhancements or additional functionality.


EMPLOYEES

     The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified employees, particularly project managers. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

     As of December 31, 1996, the Company had approximately 75 employees. None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are good. During December 1995 the Company announced a staff reduction plan of 30-35 positions. In January 1996, 31 positions were eliminated. In February 1996, 11 more positions were eliminated as part of the Company's downsizing effort intended to bring expenses more in line with revenues.

ITEM 2.  PROPERTIES.

     The Company's principal offices are located in Warwick, Rhode Island, approximately 12 miles from Providence. The Company leases approximately 9,500 square feet of office space at this location under a lease with an average annual cost including utilities of approximately $178,000 that expires on October 31, 2000. The Company believes that these offices are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation") . Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's KEIKI child enforcement system. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, and materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys' fees, the cost of the suit and interest costs that the court deems just and proper all in an unspecified amount.

      The Company vigorously denies the State's allegations and, on January 23, 1997 filed a counter claim against the State alleging that the State breached the Company's contract. The Company is seeking $70 million in damages and is alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and extraordinary features far beyond the scope of the Company's contract and industry standards. The fraudulent inducement was in the form of withholding payments, improper rejection of work that satisfies the requirements of the contract and verbal and written abuse of the Company's employees and management.

     In addition, Unisys, vendor providing equipment under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February 1997 the State released all but $1.1 million of the performance bond, the remainder is intended to cover amounts payable to Unisys and other subcontractors.

     On December 13, 1996 Complete Business Solutions, Inc. (CBSI), a subcontractor on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company had previously accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established any reserve for uncollectibility.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between the MAXIMUS and Hawaii; (ii) MAXIMUS tortiously interfered in the contract between the Company and Hawaii;
(iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company 's complaint seeks $60 million in damages.

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantially uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse effect on the Company and jeopardize the Company's ability to continue as going concern. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At December 31, 1996, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which exceeds stockholders' equity of approximately $2.7 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "NWSS." Prior to August 2, 1993, the Common Stock was traded in the over-the-counter market under the same symbol.

     The following table sets forth the high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market System. The prices have been adjusted to reflect the one-for-four reverse stock split which occurred on December 11, 1996.

                                                        HIGH       LOW
                                                       ------     ------
     1995
          First Quarter..........................      $50.00     $33.00
          Second Quarter.........................       44.00      31.00
          Third Quarter..........................       38.00      20.00
          Fourth Quarter.........................       26.00      11.52

     1996
          First Quarter..........................      $15.50     $ 6.00
          Second Quarter.........................       15.50       7.25
          Third Quarter..........................       11.50       4.00
          Fourth Quarter.........................        6.50        .63

     As of December 31, 1996 there were 347 holders of record of the Common Stock, representing approximately 477 beneficial owners. The last reported sale price for the Common Stock, as reported on the NASDAQ National Market System on February 28, 1997 was $2.25 per share.

DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.
The Company's Articles of Incorporation prohibit the payment of dividends on the

Common Stock if dividends required to be paid on the Company's Series A Convertible Preferred Stock are in arrears. In addition, the Company's current Revolving Line of Credit facility restricts the payment of dividends on both Common and Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in or incorporated by reference in this Form 10-K. The selected financial data for each of the five years in the period ended December 31, 1996 are derived from the Company's audited financial statements.

INCOME STATEMENT DATA:
                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                          1992           1993           1994          1995         1996(1)
                                       ----------  ----------------  -----------  ------------  -------------
Contract revenue earned...........     $6,750,994       $14,570,469  $21,210,878  $20,985,012   $   7,344,380
Cost of revenues earned...........      3,702,537         9,206,879   13,768,838   19,299,944       7,359,649
                                       ----------       -----------  -----------  -----------   -------------
Gross profit......................      3,048,457         5,363,590    7,442,040    1,685,068         (15,269)
Selling, general and
     administrative expense.......      2,139,464         3,030,977    3,700,789    4,369,260       2,240,073
Research & development expense....            ---               ---          ---      185,235             ---
Restructuring expense.............            ---               ---          ---      537,221        (119,436)
Income (loss) from
     operations...................        908,993         2,332,613    3,741,251   (3,406,648)     (2,135,906)
Income (loss) before income
     taxes........................        884,797         2,322,061    3,574,612   (3,792,521)     (2,533,368)
Net income (loss).................        601,664         1,395,718    2,109,020   (2,427,440)     (1,758,345)
Net income (loss) per share
     Primary......................     $     0.89       $      1.75  $      2.74    $   (3.68)  $       (2.71)
     Fully diluted................           0.89              1.61         2.39        (3.68)          (2.71)
Shared used in computing net income
     (loss) per share
     Primary......................        640,098           688,489      702,445      709,748         719,317
     Fully diluted................        669,860           867,503      883,184      709,748         719,317
BALANCE SHEET DATA:

                                                                AT  DECEMBER 31,
                                                                ----------------
                                           1992        1993         1994         1995          1996
                                       --------------------------------------------------------------
Working capital...................     $3,006,129   $ 4,137,440  $ 6,266,622  ($2,056,001)  ($1,073,671)
Hawaii............................            ---       958,517    3,691,048    5,616,383     3,571,824
Total assets......................      4,322,402     9,285,090   11,930,399   14,945,273     8,273,564
Long-term obligations.............            ---           ---      158,038      254,393       235,479
Total stockholders' equity........      3,362,976     4,602,337    6,914,434    4,644,494     2,748,777

(1) No revenue has been recognized on the Hawaii contract in 1996. See Management's Discussion and Analysis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  The following analysis of the financial conditions and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in or incorporated by reference in this Form 10-K.

OVERVIEW

  The Company was incorporated in 1976 as National E-F-T, Inc. Initially the Company provided consulting services with respect to electronic funds transfer and electronic data interchange systems. In 1983 the Company changed its name to Network Solutions, Inc. and on February 1, 1994 to Network Six, Inc. By 1983, the Company had changed its focus to that of a regional provider of systems development and contract computer programming services. Since 1988, the Company has focused its efforts on providing its services to state government human services agencies, although until early 1992 it continued some sales efforts in the commercial market for systems development. The Company discontinued marketing efforts in the New England commercial market in early 1992 in order to concentrate on the government human services agency market.

     Mr. Kenneth C. Kirsch was named Chairman of the Board in February 1996 and Chief Executive Officer in April 1996.

   The State of Idaho awarded the Company a $975,000 support contract in March 1996.

  Mr. Roland Ferland and Mr. Owen S. Crihfield resigned from the Board of Directors in April 1996. Mr. Nicholas R. Supron was elected to the Board of Directors in April 1996.

  In April 1996 the Company announced the intent, by an unnamed state , to negotiate a systems integration contract to construct and install a child welfare system for $6.3 million. In March 1997 the Company announced that it had signed the contract with the State of Maine, Department of Human Services.

  In May 1996 the Company announced a $1.6 million contract with the State of Rhode Island Department of Health to provide a centralized data management, tracking and communications system which will link the State's databases into the Rhode Island Children's Access Program or "RICAP". The project was started in May 1996 and is expected to be completed by May 1997. There will then be a one year warranty with the complete project wrapping up in April 1998. During the warranty phase the Company will provide two full time resources. In March 1997 the Company received a $332,000 change order to this contract increasing its value to $1.9 million.

  In July 1996 the Company announced a $2.6 million time and materials contract with the State of Rhode Island to support the InRHODES automated system within the Department of Human Services. The contract became effective July 1, 1996 and is for one year with options to renew for two consecutive years at the election of the State. In December 1996 the Company received a $745,000 amendment to the contract, thereby increasing its value to $3.3 million.

     In July 1996 the Company announced that the OSCAR child support enforcement system that it had developed and installed for the State of West Virginia had become only the sixth system to be federally certified in the entire United States.

     In December 1996 the Company announced a one-for-four reverse stock split. This was done in order to satisfy the requirements for continued listing on the NASDAQ market. As a result of the reverse split, the Company had 721,192 shares outstanding as of December 31, 1996.

     In January 1997 the Company announced that it had been selected as an approved vendor with the State of Arizona, Department of Administration, to provide data processing, management and consulting services. The Company was one of several vendors selected in a competitive procurement process from a very large field to provide Arizona services. The exact value of the contract and scope of services are undetermined at this time.

     Also in January 1997 the Company announced the formation of a Network Services Division. The new division, based in Warwick, RI, will provide system administration, consulting, design, implementation and support services in the LAN, WAN, Internet/intranet and remote communications technology areas. The decision to create this division was based on the current and future market demand. Although the division is new, the Company has considerable experience in these areas, having worked most recently on remote cellular communications, Web page development, LAN/WAN development and legacy system/LAN integration projects. The Division currently has several customers, all relatively small.

     In March 1997 the Company announced the resignation of Mr. James J. Trainor from the Board of Directors. Mr. Clifton C. Dutton was elected to the Board of Directors in March 1997.

STATE OF HAWAII CONTRACT STATUS

     In June 1995, the Company began negotiating a significant amendment to its contract for a child support enforcement ("CSE') system with the State of Hawaii (the State) when it determined that the total estimated cost to complete the system would be significantly greater than expected. In March 1996, the Company received final State and federal government approval for this contract amendment totaling $4.4 million. As a result of numerous in-depth reviews of this contract amendment, management determined that remaining contract costs would exceed the contract value by $440,000, and therefore, accrued this loss in December 1995.

     In June 1996 the Company announced a new subcontract agreement with CBSI to expand CBSI's role in the Hawaii CSE contract. CBSI at the request of Hawaii, was contracted to lead a detailed review of the current system under development. Hawaii, in turn, agreed to pay CBSI $1.2 million from the Company's remaining contract budget when various milestones were achieved. The Company had a significant role in the detailed review and had hoped that its results would facilitate the resolution of open contractual scope issues.

     On September 13, 1996, the State of Hawaii terminated its contract with the Company, effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996. The Hawaii contract, originally estimated to be a $20.7 million contract, was increased to $25.2 million by the State and the Company in February 1996, and was the Company's largest contract at the time. Prior to termination, approximately $16.5 million of costs had been incurred towards completion of the contract, and $11 million had been billed and substantially paid.

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation"). Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child support enforcement system. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State is seeking an unspecified amount for general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court deems just and proper.

     The Company vigorously denies the State's allegation and, on January 23, 1997 filed a counter claim against the State alleging that the State has breached the contract. The Company is seeking $70 million in damages and is alleging that the State fraudulently induced the Company into designing and building a system having capabilities and extraordinary features far beyond the scope of the Company's contract and industry standards. The fraudulent inducement in the form of withholding payments, improper rejection of work that satisfies the requirements of the contract and verbal and written abuse of the Company's employees and management.

     In addition, Unisys, a Company subcontractor under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February 1997 all but $1.1 million of the performance bond was released by the State of Hawai, the remainder of which is intended to cover accounts payable to Unisys and other subcontractors.

     On December 13, 1996 CBSI filed a lawsuit in the Superior Court of the State of Rhode Island for $517,503, which the Company had previously accrued, plus interest, costs and attorney's fees. The Company dispute is the $517,503 owned to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation, against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between the MAXIMUS and Hawaii; (ii) MAXIMUS tortiously interfered in the contract between the Company and Hawaii;
(iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $60 million in damages.

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse effect on the Company and jeopardize the Company's ability to continue as a going concern. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At December 31, 1996, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which exceeds stockholders' equity of approximately $2.7 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition to the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

     Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously in the first, second and third quarters, respectively. In addition, costs incurred related to the Hawaii contract of $1.96 million in 1996 have been charged to expense.


RESULTS OF OPERATIONS

     The following table sets forth for the years indicated, information derived from the Company's Financial Statements expressed as a percentage of the Company's contract revenue earned:

                                                   Year ended December 31,
                                              ---------------------------------
                                               1993    1994    1995      1996
                                              ------  ------  -------  --------
Contract revenue earned....................   100.0%  100.0%  100.0%    100.0%
Cost of revenue earned.....................    63.2%   64.9%   92.0%    100.2%
Gross profit...............................    36.8%   35.1%    8.0%    (0.2)%
Selling and administrative expenses........    20.8%   17.5%   20.8%     30.5%
Research and development expense...........       0%      0%    0.9%        0%
Restructuring..............................       0%      0%    2.6%     (1.6%)
Income before income taxes.................    15.9%   16.9%  (18.1%)   (34.5%)
Net income (loss)..........................     9.6%    9.9%  (11.6%)   (23.9%)


     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Contract revenue earned decreased $13,640,632, or 65.0%, from $20,985,012 in the year ended December 31, 1995 to $7,344,380 in the year ended December 31, 1996, primarily due to the completion of the Maine FAMIS and the West Virginia CSE (OSCAR) projects and the substantial completion of the Idaho CSE and the Virgin Islands CSE (VIPERS) projects. In 1995, revenue recognized on the Hawaii contract totaled $6.1 million. Also, in 1996, due to the developments with the Hawaii contract discussed above and the uncertainties they created, the Company ceased recognition of revenue on the Hawaii contract and recorded an adjustment of $1.8 million in the fourth quarter to reverse revenues of $1 million, $400 thousand and $400 thousand previously recognized in the first, second and third quarters, respectively.


     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $11,940,295, or 61.9%, from $19,299,944 in 1995 to $7,359,649 in 1996 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor. Cost of revenue earned as a percentage of contract revenue earned increased from 92.0% in 1995 to 100.2% in 1996 due to approximately $1.96 million of Hawaii costs for which there were no corresponding revenues recognized.

     Gross profit decreased $1,700,337, or 100.9% from $1,685,068  in 1995 to
($15,269) in 1996. Gross profit as a percentage of revenue earned decreased from 9% in 1995 to (0.2)% in 1996. This is due to sales of hardware to Virgin Islands, Hawaii and Rhode Island RICAP projects which are at lower margins than profit earned on labor contracts and no corresponding revenue on Hawaii costs of approximately $1.96 million.

     Selling, general and administrative expenses decreased $2,129,187, or 48.7%, from $4,369,260 in 1995 to $2,240,073 in 1996. Selling, general and administrative expenses as a percentage of contract revenue earned increased from 20.8% in 1995 to 30.5% in 1996 primarily due no Hawaii revenue being recognized offset by the effect of the cost reductions implemented in early 1996 which were recorded as restructuring charges in 1995.

     Restructuring charges decreased $656,657 or 122.2% from $537,221 in 1995 to ($119,436) in 1996.

The Company accrued $268,000 for payroll and related payroll taxes, $250,000 for excess office space and miscellaneous charges in 1995. The credit in 1996 of ($119,436) is the result of the Company renegotiating the lease for its office space and being released from its commitment for unnecessary space.

     As a result of the foregoing, loss before income taxes, decreased $1,259,153, or 33.2%, from a loss of $3,792,521 for 1995 to a loss of
$2,533,368 for 1996. Loss before income taxes, as a percentage of contract revenue earned increased from 18.1% in 1995 to 34.5% in 1996.

     Net loss decreased $669,095, from net loss of $2,427,440 in 1995 to a net loss of $1,758,345 in 1996. Net loss as a percentage of contract revenue earned increased from 11.6% in 1995 to 23.9% in 1996 primarily due no revenue being recognized on the Hawaii contract. The Company recorded income tax benefit for federal and state income taxes for 1995 and 1996 in the amount of $1,365,081 and $775,023, respectively. The Company's effective tax rate was 36% for 1995 and 31% for 1996. The Company is not able to carry back losses for state income tax returns and has established a $134,000 reserve against future tax benefits which reduces the effective rate for 1996.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Contract revenue earned decreased $225,866, or 1.1%, from $21,210,878 in the year ended December 31, 1994 to $20,985,012 in the year ended December 31, 1995, despite the fact that the Company performed substantially more work, and hence recognized more revenue, during 1995 under its contracts with the States of Idaho, Maine and the U.S. Virgin Islands. This increase in work performed and revenue recognized on these contracts was offset by significant increases in contract costs on the Hawaii contract which the Company determined were not recoverable through additional billings or contract amendments, resulting in significantly less revenue recognized on the Hawaii contract in 1995 than 1994.

     Cost of revenue earned increased $5,531,106, or 40.2%, from $13,768,838 in 1994 to $19,299,944 in 1995 due to an increase in contract work performed and greater use of subcontractors at higher costs and the sales of approximately $3 million of computer hardware to two of the Company's customers included in contract revenue. The 1995 cost of revenue also includes approximately $440,000 for the estimated gross loss to complete the Hawaii contract. Cost of revenue earned as a percentage of contract revenue earned increased from 64.9% in 1994 to 92.0% in 1995 due to significant cost overruns on the Hawaii contract and the sales of computer hardware which are generally at lower margins.

     Selling, general and administrative expenses increased $668,471, or 18.1%, from $3,700,789 in 1994 to $4,369,260 in 1995. Selling, general and administrative expenses as a percentage of contract revenue earned increased from 17.5% in 1994 to 20.8% in 1995 primarily due to the Company's largely unsuccessful proposal efforts to win new contracts as well as the decrease in contract revenue earned as discussed above. Many of the Company's highly talented and capable technical personnel, therefore, were neither generating nor earning contract revenue for an extended period of time.

     Restructuring charges of approximately $537,000 were expensed in 1995. The charge accrues $268,000 for payroll and related payroll taxes, $250,000 for excess office space and changes include miscellaneous charges. All of these costs are expected to be paid in 1996 except for $122,000 of rent expense, which will be paid in 1997.

     As a result of the foregoing, income (loss) before income taxes, decreased $7,367,124, or 206.1%, from an income of $3,574,612 for the year ended December 31, 1994 to a loss of ($3,792,512) for the year ended December 31, 1995. Income (loss) before income taxes, as a percentage of contract revenue earned decreased from 16.9% in 1994 to (18.1%) in 1995.

     Net income decreased $4,536,460, from net income of $2,109,020 in 1994 to a net loss of ($2,427,440) in 1995. Net income (loss) as a percentage of contract revenue earned decreased from 9.9% in 1994 to (11.6%) in 1995 primarily due to the additional costs incurred on the Hawaii contract. The Company recorded income tax expense (benefit) for federal and state income taxes for 1994 and 1995 in the amount of $1,465,592 and ($1,365,081), respectively. The Company's effective tax rate was 41% for 1994 and (36%) for 1995. The Company is not able to carry back losses for state income tax returns which reduces the effective rate when tax effecting the losses.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by (used in) operating activities was $2,253,037, ($2,732,814), and $653,746 in the years ended December 31, 1996,
1995, and 1994 respectively. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in net income, contract and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     In December 1995, the Company's $6,000,000 Revolving Line of Credit with Citizens Trust Company expired and was replaced by a demand note. In April 1996 a new $3,850,000 Revolving Line of Credit was approved . The Company was required to reduce outstanding borrowings under the Revolving Line of Credit to the following levels: April 12, 1996 - $3,850,000, May 30, 1996 - $2,950,000,
June 30, 1996 - $2,450,000, November 30, 1996 - $2,050,000 and December 31, 1996
- $900,000. The arrangement limited outstanding borrowings to the aggregate of 80% of eligible accounts receivable plus 25% of costs and estimated earnings in excess of billings on contracts. Amounts outstanding under the Revolving Line of Credit accrued interest at an annual rate of prime plus two percent on the first $2,000,000 and 16% on the excess balance. The difference between prime plus two percent and 16% was deferred interest, due January 31, 1997. In addition, 70% of the income tax refunds receivable at December 31, 1995 was to be used to pay down the line permanently and the remaining balance would be used to pay down the line but could be readvanced based on availability. The prime rate was 8.25% at December 31, 1996. The Company's obligations under the facility were secured by substantially all of the assets of the Company. The agreement provided that the Company may not pay any dividends on its capital stock without the consent of the bank. In addition, the agreement required the Company to meet certain financial covenants.

     In May and June of 1996, the Company did not meet the pay down schedule in the Revolving Line of Credit. In September 1996 the Company paid down the line by $1.2 million using proceeds from an income tax refund. Also, a new $2,133,768 Revolving Line of Credit was approved by the bank in September. The Company, under this agreement, was required to reduce outstanding borrowings to the following limits: October 31, 1996 - $2,083,768, November 30, 1996 - $1,883,768 and December 31, 1996 - $1,658,768. In addition, 100% of the income tax refunds at December 31, 1995 were to be used to pay down the line permanently. The remaining terms of the agreement remained the same as the April 1996 agreement.

     In the third quarter of 1996 and at the end of the year, the Company violated various covenants requiring the Company to maintain certain financial ratios and in December 1996 failed to make the required $225,000 pay down. The Revolving Line of Credit reverted to a demand note. A new Revolving Line of Credit agreement is under negotiation. As of March 31, 1997 the outstanding balance is $1.8 million.

     Although the Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1997, this assumes that a mutually agreeable Revolving Line of Credit can be negotiated and that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii. See "State of Hawaii Contract Status". There can be no assurance that the Company will arrive at an agreement with the bank concerning payments. If no agreement is reached with the bank, the Company will continue to be in default. The Company is actively seeking new capital to be assured of its ability to continue as a going concern.

     Management intends to continue to vigorously defend the Company in its litigation with the State of Hawaii and MAXIMUS and CBSI. Concurrently, management intends to negotiate a fair and reasonable agreement with its bank. Management intends to continue its efforts to strengthen its balance sheet and , if either necessary or desirable, develop and implement a major recapitalization plan for the Company. Management intends to aggressively seek new business.

     The Company believes that inflation has not had a material impact on its results of operations to date.

CHANGES IN ACCOUNTING STANDARDS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and has provided the additional required disclosures relating to 1995 and 1996 stock options in its 1996 financial statements.

     On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying value or fair value less costs to sell. Adoption of the statement had no impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is contained on pages F-2 to F-21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information required by Item 10 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A)   (1)  LIST OF FINANCIAL STATEMENTS.

    The following financial statements and notes thereto of the Company and Independent Auditors' Report thereon are included on pages F-2 to F-21 of this report:

          Independent Auditors' Report of KPMG Peat Marwick LLP
          Balance Sheets as of December 31, 1996 and 1995
          Statements of Operations for the Years Ended December 31, 1996, 1995,
             and 1994
          Statements of Stockholders' Equity for the Years Ended December 31,
             1996, 1995, and 1994

          Statements of Cash Flows for the Years Ended December 31, 1996, 1995
               and 1994
          Notes to Financial Statements

      (2) LIST OF FINANCIAL STATEMENT SCHEDULES.

      All schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

      (3)  LIST OF EXHIBITS.

   Exhibit
   Number    Exhibit
   ------    -------

     3.1  Articles of Incorporation of the Company, as amended
          (incorporated by reference from the Company's Form
          10, File No. 0-21038)

     3.2 Bylaws of the Company as amended (incorporated by reference from the Company's Form 10, File No. 0-21038)

     10.1 Stock Purchase Agreement dated October 29, 1992 between the Company and Saugatuck Capital Company Limited
          Partnership III (incorporated by reference from the Company Form 10, exhibit 10.7, File No. 0-21038)

     10.2 Registration Rights Agreement dated October 29, 1992 between the Company and Saugatuck Capital Company Limited Partnership III (incorporated by reference from the Company's Form 10, exhibit 10.8, File No. 0-21038)

     10.3 Incentive Stock Option Plan (incorporated by reference from the Company's Form 10, exhibit 10.9, File No. 0-21038)

     10.4 Deferred Compensation Agreement between the Company and Mr.
          Robert E. Radican (incorporated by reference from the Company's
          Form 10-K, exhibit 10.10, for the fiscal year ended December 31, 1994)

     10.5 1993 Employee Stock Purchase Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended December 31, 1994)

     10.6 Contract dated March 1993 between the Company and the State of Rhode Island Department of Human Services re Medical Assistance Eligibility system transfer (incorporated by reference from the Company's Form 10-K, exhibit 10.13, for the fiscal year ended December 31, 1993)

     10.7 Contract dated March 1, 1993 between the Company and the State of Idaho Department of Health and Welfare re CSE system transfer (incorporated by reference from the Company's Form 10-K, exhibit 10.14, for the fiscal year ended December 31, 1993)

     10.8 Contract dated August 24, 1993 between the Company and the State of Hawaii Child Support Enforcement Agency re CSE system development as amended(incorporated by reference from the Company's Form 10-K, exhibit 10.15, for the fiscal year ended December 31, 1993)

     10.9 Credit Agreement dated December 16, 1994 between the Company and Citizens Trust Company, as amended, (incorporated by reference from the Company's Form 10-K, exhibit 10.17, for the fiscal year ended December 31, 1994)

     10.10 1993 Incentive Stock Option Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.18, for the fiscal year ended December 31, 1993)

     10.11 Contract dated November 10, 1994, between the Company and the Government of the Virgin Islands re CSE transfer system (incorporated by reference from the Company's Form 10-K, exhibit 10.21, for the fiscal year ended December 31, 1994)

     10.12  Non-employee Director Stock Option Plan

     10.13 Contract dated May 1996 between the Company and the State of Rhode Island Department of Health re RICAP system

     10.14 Contract dated July 1996 between the Company and the State of Rhode Island Department of Human Services re support services

     10.15 Contract dated May 1996 between the Company and Complete Business Solutions, Inc.
            re walk through agreement

     10.16  Employment Agreement between the Company and Mr.
            Kenneth C. Kirsch dated January 1, 1997

     22.1 List of Subsidiaries (incorporated by reference from the Company's Form 10, File No. 0-21038)

     23     Consent of KPMG Peat Marwick LLP

     (B)    REPORTS ON FORM 8-K.

            No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 15th day of April 1997.

                                         NETWORK SIX, INC.


                                              By: /s/ Kenneth C. Kirsch
                                                 -----------------------------
                                                 Kenneth C. Kirsch
                                                 President and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature               Title                                    Date
---------               -----                                    ----


/s/ Kenneth C. Kirsch   Chairman of the Board, President,        April 15, 1997
---------------------   and Chief Executive Officer
Kenneth C. Kirsch       (Principal Executive Officer)


/s/ Dorothy M. Cipolla  Chief Financial Officer, and             April 15, 1997
----------------------  Treasurer (Principal Financial
Dorothy M. Cipolla      and Accounting Officer)


/s/ Dana H. Gaebe       Director                                 April 15, 1997
----------------------
Dana H. Gaebe

/s/ Nicholas R. Supron  Director                                 April 15, 1997
----------------------
Nicholas R. Supron

/s/ Clifton C.  Dutton  Director                                 April 15, 1997
----------------------
Clifton C.  Dutton

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES



NETWORK SIX, INC.

                                                                                                     Page
                                                                                                     ----
Independent Auditors' Report of KPMG Peat Marwick LLP.............................................    F-2
Balance Sheets as of December 31, 1996 and 1995 ..................................................    F-3
Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994....................    F-5
Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994..........    F-6
Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994....................    F-7
Notes to Financial Statements.....................................................................    F-9

                         INDEPENDENT  AUDITORS'  REPORT


The Board of Directors and Stockholders
Network Six, Inc.:


We have audited the accompanying balance sheets of Network Six, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Six, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying 1996 and 1995 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in note 12 to the financial statements, in 1996 the State or Hawaii terminated its significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test, and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and
features beyond the scope of the contract.   Management of the Company and its
attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a material adverse impact on the Company's financial position. At December 31, 1996, the Company had unbilled work-in-progress and related receivables from the State of Hawaii of approximately $3.5 million, which exceeded the Company's stockholders' equity of approximately $2.7 million, and for which no allowance for uncollectibility has been recorded. Additionally, the Company has not accrued for any liability to the State which may result from this litigation. Also, the Company is involved in other litigation related to the Hawaii contract as discussed in note 12, has suffered recurring losses and its bank financing agreement has expired. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these uncertainties are also described in note 12. The 1996 and 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG Peat Marwick LLP

Providence, Rhode Island
March 28, 1997

                               NETWORK SIX, INC.

                                 Balance Sheets
                           December 31, 1996 and 1995

Assets (note 4)                                                    1996              1995
---------------                                                    -----             ----

Current Assets:
  Cash                                                          $   127,581       $ 1,205,652
  Contract receivables, less allowance for doubtful accounts
   of $97,856 in 1996 and $50,000 in 1995 (note 2)                1,528,757         1,476,554
  Costs and estimated earnings in excess of billings on
    contracts (note 3)                                            1,864,939         3,213,077
  Income tax receivable (note 6)                                    516,046         1,747,824
  Other assets                                                      158,976           283,499
  Due from officer                                                        -            63,779
                                                                -----------       -----------

     Total current assets                                         4,196,298         7,990,385
                                                                -----------       -----------

Property and equipment (note 5):
  Computers and equipment                                           620,042         1,377,098
  Furniture and fixtures                                            194,878           246,339
  Leasehold improvements                                             20,191           116,808
                                                                -----------       -----------
                                                                    835,111         1,740,245

 Less accumulated depreciation and amortization                     696,596         1,181,249
                                                                -----------       -----------

      Net property and equipment                                    138,515           558,996

 Contract receivables and costs in excess of billings
   on Hawaii contract (notes 2,3 and 12)                          3,571,824         5,616,383
 Deferred taxes (note 6)                                            190,624           271,360
 Other assets                                                       151,462           508,149
                                                                -----------       -----------

                                                                $ 8,273,564       $14,945,273
                                                                ===========       ===========

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                                 Balance Sheets
                     December 31, 1996 and 1995, continued

Liabilities and Stockholders' Equity                                      1996          1995
------------------------------------                                      ----          ----
Current liabilities:
  Note payable to bank, due on demand (note 4)                        $ 1,800,000   $ 5,000,000
  Current installments of obligations under capital leases (note 5)        70,190       168,640
  Accounts payable                                                      1,732,332     1,696,999
  Accrued salaries and benefits                                           470,767       442,663
  Accrued subcontractor expense                                            22,244       421,857
  Accrued restructuring (note 11)                                           5,383       517,680
  Note payable - short term (note 7)                                      143,646            -
  Other accrued expenses                                                  508,194       618,869
  Billings in excess of costs and estimated earnings on
    uncompleted contracts (note 3)                                         31,771       386,799
  Deferred taxes (note 6)                                                 270,021       745,619
  Preferred stock dividends payable                                       234,760        47,260
                                                                      -----------   -----------

     Total current liabilities                                          5,289,308    10,046,386

Obligations under capital leases,
    excluding current installments (Note 5)                               171,608       254,393
Note payable - long term (note 7)                                          63,871             -
                                                                      -----------   -----------

     Total liabilities                                                  5,524,787    10,300,779

Stockholders' equity (note 8):
  Series A convertible preferred stock, $3.50 par value.
   Authorized 857,142.85 shares; issued and outstanding
   714,285.71 shares in 1996 and 1995; liquidation of
   $3.50 per share plus unpaid and accumulated dividends.               2,235,674     2,235,674

 Common Stock, $.10 par value.  Authorized 4,000,000
   shares; issued 721,192 shares in 1996 and 715,174
   shares in 1995                                                          72,119        71,517
  Additional paid-in capital                                            1,653,296     1,603,770
  Retained earnings (accumulated deficit)                              (1,206,265)      739,580
  Treasury stock, 3,748 common shares at cost                              (6,047)       (6,047)
                                                                      -----------   -----------

     Total stockholders' equity                                         2,748,777     4,644,494

Commitments (note 5, 9, 12)
Other information (notes 10 through 11)
                                                                      $ 8,273,564   $14,945,273
                                                                      ===========   ===========

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                            Statements of Operations
                 Years ended December 31, 1996, 1995, and 1994

                                                             1996           1995           1994
                                                         -------------  -------------  ------------

Contract revenue earned                                  $  7,344,380   $ 20,985,012   $21,210,878
Cost of revenue earned                                      7,359,649     19,299,944    13,768,838
                                                         ------------   ------------   -----------

            Gross profit                                      (15,269)     1,685,068     7,442,040

Selling, general and administrative expenses                2,240,073      4,369,260     3,700,789
Research & development expense                                      -        185,235             -
Restructuring (note 11)                                      (119,436)       537,221             -
                                                         ------------   ------------   -----------
            Income (loss) from operations                  (2,135,906)    (3,406,648)    3,741,251

Other deductions (income):
   Interest expense                                           435,925        396,286       175,464
   Interest income                                            (38,463)       (10,413)       (8,825)
                                                         ------------   ------------   -----------
Income (loss) before income taxes:                         (2,533,368)    (3,792,521)    3,574,612

Income tax expense (benefit)  (note 6)                       (775,023)    (1,365,081)    1,465,592
                                                         ------------   ------------   -----------
Net income (loss)                                         ($1,758,345)   ($2,427,440)  $ 2,109,020
                                                         ============   ============   ===========

Net income (loss) per share:
          Primary earnings per share                           ($2.71)        ($3.68)  $      2.74
                                                         ============   ============   ===========

Fully diluted/earnings per share                               ($2.71)        ($3.68)  $      2.39
                                                         ============   ============   ===========

Shares used in computing net income (loss) per share:

          Primary                                             719,317        709,748       702,445
                                                         ============   ============   ===========

Fully diluted                                                 719,317        709,748       883,184
                                                         ============   ============   ===========


Preferred dividends declared                                 $187,500       $187,500      $187,500
                                                         ============   ============   ===========


See accompanying notes to financial statements.

                               NETWORK SIX, INC.
                       Statements of Stockholders' Equity
                 Years ended December 31, 1996, 1995, and 1994

                                              Series A                                 Retained
                                            Convertible     Additional                 Earnings                     Total
                                             Preferred        Common     Paid-in     (Accumulated     Treasury   Stockholders'
                                               Stock          Stock      Capital       Deficit)        Stock        Equity

Balance at December 31, 1993:                   $2,235,674     $68,222  $  888,491  $  1,433,000   ($23,050)    $ 4,602,337

Net Income:                                              -           -           -     2,109,020          -       2,109,020
Dividends declared on preferred stock,
       7.5% share:                                       -           -           -      (187,500)         -        (187,500)
Shares issued in connection with
        exercise of options:                             -       1,678     333,649             -          -         335,327
Sale of 45,000 treasury shares:                          -           -      38,247             -     17,003          55,250
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1994:                    2,235,674      69,900   1,260,387     3,354,520     (6,047)      6,914,434

Net Loss:                                                -           -           -    (2,427,440)         -      (2,427,440)
Dividends declared on preferred stock,
       7.5% share:                                       -           -           -      (187,500)         -        (187,500)
Shares issued in connection with
        exercise of options:                             -       1,175     342,057             -          -         343,232
Shares issued in connection with
       exercise of warrants:                             -         442       1,326             -          -           1,768
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1995:                    2,235,674      71,517   1,603,770       739,580     (6,047)      4,644,494

Net Loss:                                                -           -           -    (1,758,345)         -      (1,758,345)
Dividends declared on preferred stock,
       7.5% share:                                       -           -           -      (187,500)         -        (187,500)
Shares issued in connection with
        exercise of options:                             -         490      37,485             -          -          37,975
Shares issued in connection with
       employee stock purchase plan:                     -         112      12,041             -          -          12,153
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1996:                   $2,235,674     $72,119  $1,653,296   ($1,206,265)   ($6,047)    $ 2,748,777
                                          =================================================================================

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                            Statements of Cash Flows
                 Years ended December 31, 1996, 1995, and 1994

                                                                                   1996             1995             1994
                                                                                   ----             ----             ----

Net Income (loss):                                                              (1,758,345)       (2,427,440)      2,109,020

Adjustment to reconcile  net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                                  337,460           400,904         226,781
    Provision for doubtful accounts                                                 47,856                -            -
    Loss on sale/disposal of fixed assets                                           60,487                -            -
 (Increase) decrease in contract receivables                                      (100,059)          364,203        (518,852)
 Decrease (Increase) in cost and estimated earnings in
 excess of billings on contracts                                                 1,348,139         1,360,086      (1,279,434)
 Decrease (increase) in income taxes receivable                                  1,231,778        (1,672,533)        (75,291)
 (Increase) decrease in other current assets                                       105,186           (32,019)        (27,366)
 (Increase) decrease in deferred tax asset                                          80,735          (216,999)        (10,431)
 (Increase) decrease in due from officer                                            63,779            (4,654)        (59,125)
 (Increase) decrease in Contract receivables and costs in excess
   of billings on Hawaii Contract                                                2,139,198        (2,019,974)     (2,732,531)
 (Increase) decrease in other assets                                               256,547           (37,582)         41,686
 Increase (decrease) in accounts payable                                            35,333         1,175,280        (104,081)
 Increase (decrease) in accrued salaries and benefits                               28,104           236,332         (49,412)
     Increase (decrease) in accrued profit sharing                                       -          (602,922)        171,028
     Increase (decrease)  in accrued subcontractor expense                        (399,613)         (223,878)         53,040
     Increase in other notes payable                                               207,517                 -               -
     Increase (decrease) in other accrued expenses                                (110,675)          163,004         145,901
     Increase (decrease) in accrued restructuring                                 (512,297)          517,680               -
     Increase (decrease) in billings in excess of costs and estimated
         earnings on contracts                                                    (355,028)          164,049         222,750
     (Decrease) in income taxes payable                                                  -                 -        (269,805)
     Increase (decrease) in deferred tax liability                                (475,598)          123,644         251,000
                                                                                 -------------------------------------------
     Net cash (used in) operating activities                                     2,230,503       (2,732,814)        653,746

Cash flows from investing  activities
     Capital expenditures                                                                 -         (383,808)       (121,790)
                                                                                 -------------------------------------------
 Net cash provided by (used in)
  investing  activities                                                                   -         (383,808)       (121,790)


                                                                                                                   (Continued)

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                 Years ended December 31, 1996, 1995, and 1994

                                                                1996         1995        1994
                                                             -----------  ----------  ----------

Cash flows from financing activities
Principal payments on capital lease obligation                 (181,235)   (107,512)   (101,443)
Net proceeds from (payments on) from note payable to bank    (3,200,000)  3,450,000    (250,000)
Proceeds from issuance of common stock                           50,128     345,000     335,327
Proceeds from sales of treasury stock                                 -           -      55,250
Payment of dividends                                                  -    (187,500)   (187,500)
                                                             ----------   ---------   ---------
Net cash provided by (used in) financing activities          (3,331,108)  3,499,988    (148,366)

Net (decrease) increase in cash                              (1,078,071)    383,366     383,590

Cash at beginning of year                                     1,205,652     822,286     439,696
                                                             ----------   ---------   ---------
Cash at end of year                                             127,581   1,205,652     822,286
                                                             ==========   =========   =========

Supplemental cash flow information.
Cash paid (received) during the year for:
   Income taxes                                              (2,086,198)    307,453   1,570,118
   Interest                                                     399,182     372,484     164,012

Supplemental disclosure of non-cash investing activities
  Acquisition of assets through capital lease obligations             -     318,106     385,453
                                                             ===========  ==========  ==========

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995


(I) Summary of Significant Accounting Policies

    (a)  Description of Business

         Network Six, Inc. (the "Company"), formerly Network Solutions, Inc., is a provider of computer-related consulting services to state governments. Founded in 1976, the Company focuses on providing its services to state government human services agencies. Currently, substantially all of its revenues are derived from contracts with such agencies. Services are provided under time and materials contracts and fixed price contracts. Under these contracts, which are awarded as a result of formal competitive-bidding processes, the Company provides a range of information technology services, consisting primarily of systems integration, system design, software development, hardware planning and hardware planning and procurement, and personnel training.

    (b)  Revenue Recognition

         Revenues from services provided under fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues from time and materials contracts are recognized on the basis of costs incurred during the period plus the related fee earned.

         Cost of revenues earned include all direct material and labor costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

         Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized. For fixed price contracts, costs and estimated earnings are billed upon customer approval of the Company's attaining various phases of completion set forth in each contract. Retainage is billed upon customer approval on contract completion. Costs and earnings on time and material contracts are billed when time is expended and material costs are incurred.

         The Company also recognizes revenue from the sale of hardware to various customers. Revenue and related costs for these sales are recorded when the customer accepts delivery and installation of the hardware.

         In the state government systems integration industry, it is common practice to negotiate change orders to existing contracts in progress due to the custom nature of systems integration projects. In addition, such change orders generally must be submitted to the federal government for approval because a portion of state systems integration projects are federally funded. Over the Company's history, it has successfully negotiated and received federal approval of numerous contract change orders. However, the frequent need for change orders in the systems integration business and the inherent uncertainties in obtaining state and federal approval of change orders is a significant risk which could have a material impact to the Company.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995


(c)  Other Assets
     Other assets consist of employee receivables, both current and long term portions, lease receivables, sales tax refund receivable, prepaid insurance, and security deposits.

(d)  Property and Equipment
     Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

     The estimated useful lives of property and equipment and leasehold improvements are:
                  Leasehold improvements              30 months
                  Computers and equipment              3 years
                  Furniture and fixtures               5 years

     When the Company determines that certain property, plant and equipment is impaired, a loss for impairment is recorded for the excess of the carrying value over the fair market value of the asset. Fair value is determined by independent appraisal, if an active market exists for the related asset. Otherwise, fair value is estimated through forecasts of expected cash flows.

 (e) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(f)  Earnings Per Share
     Earnings per share is computed by dividing net income (loss), after deducting dividends on Series A convertible preferred stock by the weighted average number of common shares and common stock equivalents outstanding during the period, and in the case of fully diluted earnings per share assuming the conversion of the convertible preferred stock. Common stock equivalents include stock options and warrants. For 1996 and 1995, the stock purchase warrants, options, and convertible preferred stock have not been included in the computation of earnings per share, since the effect would be anti-dilutive.

(g)  Financial Instruments
     Financial Instruments consist of cash, contract accounts receivable, leases receivable, accounts payable, lease obligations and notes payable. The carrying value of these financial instruments approximate their fair value, except for the financial instruments related to the Hawaii contract for which fair value cannot be determined due to the circumstances discussed in note 12.

(h)  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As discussed in (b), significant estimates include estimated costs to complete under the percentage of completion method of accounting. Actual results could differ

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995

          from those estimates.

(i)  Reclassifications
          Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

(j)  Recent Accounting Pronouncements
          On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and has provided the additional required disclosures relating to 1995 and 1996 stock options in note 8 to the financial statements.

          On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying value or fair value less costs to sell. Adoption of the statement had no impact on the Company's financial statement.

(2)  Contract Receivables


           Contract receivables billed at December 31 consist of:           1996         1995
                                                                            ----         ----
           Time and materials and completed fixed price contracts        $1,339,864   $1,262,324
           Fixed price contracts in progress                                286,749      264,230
                                                                         ----------   ----------

                                                                          1,626,613  1,526,554

                     Less allowance for doubtful accounts                    97,856      50,000
                                                                         ----------  ----------

                                                                         $1,528,757  $1,476,554
                                                                         ==========  ==========

          At December 31, 1996 and 1995, $571,286 and $1,601,713, respectively, was collectable from Hawaii and CBSI, a subcontractor to the Company on the Hawaii contract. This amount has been reclassified to a long term asset and is included in Contract receivables and costs in excess of billings on Hawaii contract due to the litigation discussed in note 12.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995

(3) Costs and Estimated Earnings on Contracts


    Costs and estimated earnings on contracts at
    December 31 consist of:                                               1996          1995
                                                                          ----          ----

    Beginning balance:                                                 $ 2,826,278   $ 7,582,545

    Costs incurred:                                                      7,359,649    19,299,944

    Estimated Earnings:                                                    (15,269)    1,685,068
                                                                       -----------   -----------
                                                                        10,170,658    28,567,557
    Less: billings                                                       8,337,490    21,726,609
     reclassification of Hawaii to long term assets                              -     4,014,670
                                                                       -----------   -----------

                                                                       $ 1,833,168   $ 2,826,278
                                                                       ===========   ===========

Included in the accompanying balance sheets under the
following captions:                                                       1996          1995
                                                                       -----------   -----------

  Costs and estimated earnings in excess of billings on contracts:     $ 1,864,939   $ 3,213,077
   Billings in excess of costs and estimated earnings on contracts:        (31,771)     (386,799)
                                                                       -----------   -----------
                                                                       $ 1,833,168   $ 2,826,278
                                                                       ===========   ===========

Costs and estimated earnings on contracts at December 31 are expected to be billed and collected as follows:

                                                                          1996          1995
                                                                       -----------   -----------

Within one year:                                                       $ 1,833,168   $ 1,945,686
Within two years:                                                                -       880,592
                                                                       -----------   -----------

                                                                       $ 1,833,168   $ 2,826,278
                                                                       ===========   ===========

Amounts to be billed and collected within two years represent retainage on services provided. The Company's contracts are generally two or three years in duration; therefore, retainage is classified as a current asset to match the Company's normal operating cycle. At December 31, 1996 and 1995, $2,925,238 and $4,014,670, respectively, was related to the Hawaii contract. This amount has been reclassified to long term assets due to the litigation discussed in
Note 12 and is included in Contract receivables and costs in excess of billings on Hawaii contract.

(4)  Note Payable to Bank

     In December 1995, the Company's $6,000,000 Revolving Line of Credit with Citizens Trust Company expired and was replaced by a demand note. In April 1996 a new $3,850,000 Revolving Line of Credit was approved . The Company was required to reduce outstanding borrowings under the Revolving Line of Credit to the following levels: April 12, 1996 - $3,850,000, May 30, 1996 - $2,950,000, June 30, 1996 - $2,450,000, November 30, 1996 -$2,050,000 and
     December 31, 1996 - $900,000. The arrangement limited outstanding borrowings to the aggregate of 80% of eligible accounts receivable plus 25% of costs and estimated earnings in excess of billings on contracts.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995

    Amounts outstanding under the Revolving Line of Credit accrued interest at an annual rate of prime plus two percent on the first $2,000,000 and 16% on the excess balance. The difference between prime plus two percent and 16% was deferred interest, due January 31, 1997. In addition, 70% of the income tax refunds receivable at December 31, 1995 was to be used to pay down the line permanently and the remaining balance would be used to pay down the line but could be readvanced based on availability. The prime rate was 8.25% at December 31, 1996. The Company's obligations under the facility were secured by substantially all of the assets of the Company. The agreement provided that the Company may not pay any dividends on its capital stock without the consent of the bank. In addition, the agreement required the Company to meet certain financial covenants.

    In May and June of 1996, the Company did not meet the pay down schedule in the Revolving Line of Credit. In September 1996 the Company paid down the line by $1.2 million using proceeds from an income tax refund. Also, a new $2,133,768 Revolving Line of Credit was approved by the bank in September 1996. The Company, under this agreement, was required to reduce outstanding borrowings to the following limits: October 31, 1996 -$2,083,768, November 30, 1996 -$1,883,768 and December 31, 1996 - $1,658,768. In addition, 100%
    of the income tax refunds at December 31, 1995 were to be used to pay down the line permanently. The remaining terms of the agreement, including covenants, remained the same as the April 1996 agreement.

    In the third quarter of 1996 and at the end of the year, the Company violated various covenants requiring the Company to maintain certain financial ratios and in December 1996 failed to make the required $225,000 pay down. The Revolving Line of Credit reverted to a demand note. A new Revolving Line of Credit agreement is under negotiation.

(5) Leases

    The Company leases office space and equipment under several capital and operating leases expiring at various times through 2000. Rent expense including utilities for the years ended December 31, 1996, 1995 and 1994 under operating leases was approximately $431,000, $780,000, and $610,000, respectively. Future rental obligations, under both capital and operating leases, as of December 31, 1996 for the remainder of the lease terms are as follows:

                                         Capital Lease     Operating Leases

               1997                          $ 92,680          $182,477
               1998                            83,436           174,047
               1999                            83,436           166,445
               2000                            32,585           138,703
               2001                                 -                 -
                                             --------          --------
           Total Lease Payments:             $292,137          $661,672
          Amount representing  interest:       50,339
                                             --------          ========
          Net Present value of payments       241,798
          Less current portion                 70,190
                                             --------
          Long term portion                  $171,608
                                             ========


  $75,301 of the net present value of payments is related to the Hawaii contract and has been reclassified to Contract receivables and costs in excess of billings on Hawaii contract, the remainder is classified in other assets.

  The Company subleased a portion of its leased office space to a customer in 1995 and 1994. Rental income earned in these years was approximately $27,000 and $48,000, respectively. The sublease agreement expired in 1995.

  At December 31, 1996, the gross amount of computer equipment and related accumulated amortization under the capital leases discussed above was as follows:

          Computer equipment                $    15,784
          Less accumulated amortization         (13,154)
                                            -----------
                                            $     2,630
                                            ===========

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                          December 31, 1996 and 1995

During 1995, the Company leased various computer equipment from its vendors, then in turn leased those assets to two of its customers. The Company's lease obligation is included above. The lease to the customers is accounted for as a sales type lease. Consequently, the Company recognized a gross profit of approximately $2,492 and $27,000 on these leases in 1996 and 1995 respectively. Over the life of these leases the Company will recognize approximately $107,000 of lease interest income. Approximately $31,464 and $26,000 of lease interest income was recognized in 1996 and 1995 respectively and is included in contract revenue in the statement of operations.

Future minimum lease payments to be received are as follows:



    1997                                           $   90,530
    1998                                               90,530
    1999                                               90,530
    2000                                               26,366
    2001                                                    -
                                                   ----------
                                                   $  297,956
    Amount representing interest                       50,116
                                                   ----------
    Net Present value of payments                     247,840
    Less current portion                               66,053
                                                   ----------
    Long term portion                              $  181,787
                                                   ==========

(6)  Income Taxes

 The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                                   1996          1995            1994
                                                                   ----          ----            ----
   Current taxes:
    Federal:                                                    ($380,161)   ($1,171,725)    $  923,413
    State:                                                              -       (100,000)       301,560
                                                               ----------    -----------     ----------
   Sub Total:                                                   ($380,161)    (1,271,725)     1,224,973
                                                                ---------    -----------     ----------

   Deferred taxes:
    Federal                                                      (314,651)       (61,988)       181,353
    State:                                                       ( 80,211)       (31,368)        59,216
                                                               ----------    -----------     ----------
   Sub Total:                                                    (394,862)       (93,356)       240,569
                                                               ----------    -----------     ----------

   Total:                                                       ($775,023)   ($1,365,081)    $1,465,592
                                                                =========    ===========     ==========

  Actual Income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:


                                                                    1996          1995          1994
                                                                 -----------  -------------  -----------
  Computed "expected" tax expense (benefit)                      ($861,345)   ($1,289,454)   $1,215,368
  Increase in income tax expense (benefit) resulting from
     State and local taxes, net of federal income tax benefit      (52,939)       (86,703)      238,145
  Change in beginning of the year balance of the
     valuation allowance for deferred tax asset,
     allocated to income tax expense                               134,000              -             -
  Other, net                                                         5,261         11,076        12,079
                                                                 ---------    -----------    ----------
Total income tax expense (benefit)                               ($775,023)   ($1,365,081)   $1,465,592
                                                                 =========    ===========    ==========
Effective tax rate                                                     (31%)          (36%)          41%


                               NETWORK SIX, INC.

                           December 31, 1996 and 1995

Deferred tax assets and liabilities at December 31 are comprised of the following:


                                                                     1996      1995
                                                                   --------  ---------

Deferred tax assets:
          Accounts receivable, principally due to
               allowance for doubtful accounts                     $ 38,438   $ 20,300
          Deferred compensation                                      78,943    144,502
          Restructuring                                                   -    146,030
          Unamortized retainage, due to change in tax reporting      48,818     75,689
          Property, plant and equipment depreciation                138,897     76,090
          Non-Deductible loss on contract                            58,236     60,194
          Vacation Expense                                           30,643          -
          Contingent liability                                       200,380         -
          Health Insurance                                           24,068          -
          Net operating loss carry forward                           27,552          -
          Alternative minimum tax credit carryover                   56,420          -
                                                                   --------   --------
               Total gross deferred tax assets                      702,395    522,805

          Less valuation allowance:                                 134,000          -
                                                                   --------   --------

                Net deferred tax asset                              568,395    522,805
                                                                   --------   --------

Deferred tax liabilities:
          Retainage, due to deferral for tax reporting              638,576    963,062
          Other                                                       9,216     34,002
                                                                   --------   --------

               Total gross deferred tax liabilities                 647,792    997,062
                                                                   --------   --------

            Net deferred tax liability:                            $ 79,397   $474,257
                                                                   ========   ========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of deferred tax assets as of December 31, 1996 is supported by the fact that the Company has sufficient reversals of temporary differences to support the recognition of the deferred tax assets.

(7) Note Payable

     On December 12, 1996 the Company restructured a $218,901 accounts payable with CPL Worldgroup ("CPL") to an eighteen month unsecured note payable. CPL is a subcontractor to the Company, that continues to provide services to the Company. The note carries a 9.25% interest, with monthly payments of $13,071, due on the first of the month, through June of 1998. If all note payments are made on time and all future invoices are paid within thirty days, $50,036 of the balance will be forgiven. Assuming all payments are made when due the note will be paid off in February 1998.

                               NETWORK SIX, INC.

                           December 31, 1996 and 1995

(8)  Stockholders' Equity
     (a) Common Stock
         On December 11, 1996 the Company implemented a one-for-four reverse split of its common stock. This was done in order to satisfy the requirements for continued listing on the NASDAQ National Market. Such stock split has been reflected throughout the financial statements.

(b)  Preferred Stock

         On October 29, 1992, the Company issued 714,285.71 shares of its Series A Convertible Preferred Stock at its par value of $3.50 per share. Proceeds from the issuance were $2,500,000. Costs of issuance were $264,326, and were netted against the proceeds of the offering. This stock had a redemption provision which was exercisable at the option of the shareholder for $3.50. On March 10, 1993, an amendment to the original Stock Purchase Agreement dated October 29, 1992 was signed. The effective date of the amendment was October 29, 1992 and the agreement removed the redemption option and increased the dividend rate to the preferred stockholders beginning on October 1, 1997 as noted below.

         In addition, the Preferred shareholders have a right and option to require the Company to buy back the preferred shares at a price of $5.60 per share upon a greater than fifty percent change in the ownership of the Company's common stock. Also, the Company has the right and option, anytime after October 30, 1997, to purchase no less than all of the preferred shares at the liquidation value of $3.50 per share plus any accrued and unpaid dividends.

         Each share of Preferred Stock may be converted at any time into Common Stock, on a four-for-one share basis and the holders of Preferred Stock are entitled to one vote per four shares on all matters on which stockholders are entitled to vote, including the election of Directors. So long as there are at least 238,071 shares of Preferred Stock outstanding, the holders thereof are entitled as a class to elect one member of the Board of Directors. The affirmative vote of a majority of the issued and outstanding shares of Preferred Stock is required: (i) for the issuance of a class of equity securities with dividend rights superior to the Preferred Stock; (ii) for the Company to engage in any transaction that would materially impair the rights of the Preferred Stock; (iii) for the Company to declare, pay or otherwise distribute any dividends except out of retained earnings of the Company; (iv) to increase or decrease the size of the Company's Board of Directors (v) or to issue Common Stock or rights to purchase Common Stock to officers, employees, directors or consultants of the Company if the total number of shares held by such persons would exceed 10% of the issued and outstanding shares of Common Stock after giving effect to such issuance.

         Until September 30, 1997, the holders of Preferred Stock are entitled to receive dividends at the rate of 7.5% per share per annum payable quarterly in arrears commencing on December 31, 1992. Effective October 1, 1997, the dividend rate becomes the prime rate of interest as of the first business day following the end of the quarter, plus five (5) percent. The Company is required to pay such dividends before any dividends may be declared or paid for any of the Common Stock. In the event the Company shall be in arrears in whole or in part with respect to at least three quarterly dividend payments due to holders of Preferred Stock, such holders voting as a class are entitled to elect two members of the Board of Directors. Accrued and unpaid dividends as of December 31, 1996 were $234,760.

(c)  Common Stock Warrants

           Warrants to purchase 3,750 shares of the Company's Common Stock at an exercise price ranging from $12.00 -$18.00 per share were authorized and issued April 14, 1995. At December 31, 1995 all of these warrants remain outstanding and are exercisable until April 14, 2000.

         Warrants to purchase 10,000 shares of the Company's Common Stock at an exercise price of $16.00 per share were authorized and issued in 1993. At December 31, 1995 all of these warrants remain outstanding and

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995

         are exercisable until November 23, 2003.

(d)  Stock Option Plan

         The Company's Board of Directors and stockholders adopted the Company's Incentive Stock Option Plans (the "Stock Option Plans") on April 1, 1993 and April 25, 1984, respectively. Options granted under the Stock Option Plans are intended to qualify as incentive options under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors administers the Stock Option Plans.

         Subject to certain limitations, the Board of Directors has authority to determine the exercise prices, vesting schedules and terms of the options. Outstanding options were priced at market or at an amount above market, on the day of issuance, vest either immediately or over a three year period and have a ten year life. The maximum term of any option outstanding is ten years.

         The exercise price of options granted pursuant to the Stock Option Plans may not be less than the fair market value of the Common Stock on the date of grant. The exercise price of options granted to any participants who own stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 110% of the fair market value of the Common Stock on the date of grant. Any options granted to such participants must expire within ten years from the date of grant. Stock options under the Stock Option Plans are not transferable, except by estate succession.

         The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net loss obtained from applying SFAS No. 123 may not be representative of the effects on reported net income (loss) for future years.

                                        1996           1995
                                    -------------  -------------
          Net loss     As Reported   ($1,758,345)   ($2,427,440)
                       Pro Forma     ( 1,807,185)   ( 2,881,698)
          Net loss     As Reported        ($2.71)        ($3.68)
          per Share    Pro Forma          ( 2.77)        ( 4.32)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995 respectively; no dividend yield; expected volatility of 66.6% and 47.5%; risk-free interest rate of 6.048% and 5.9%; and expected lives of five and three years. The weighted-average fair value of options granted during 1996 and 1995 was $0.91 and $2.58, respectively.

         A summary of the status of the Company's stock option plan as of December 31 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                          December 31, 1996 and 1995

                                                  1996                      1995                      1994
                                           -------------------------------------------------------------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                          Shares        Exercise     Shares       Exercise     Shares       Exercise
                                                        Price                     Price                     Price
                                          ----------------------     ---------------------     ---------------------


     Outstanding at beginning of year      41,281       $28.62        25,250      $40.10        37,250      $17.10
     Granted                              152,550         4.32        41,781       28.78        12,500       51.00
     Canceled                             (81,950)       15.76       (13,000)      26.62          -            -
     Exercised                             (4,900)        7.75       (11,750)      29.36       (24,500)      10.64
     Forfeited                            (14,131)       24.93        (1,000)      30.00          -            -
                                          -------                     ------                   -------
          Outstanding at end of year       92,850         1.71        41,281       28.62        25,250       40.10
                                          =======                     ======                   =======
          Exercisable at year end          55,700         1.86        41,281       28.62        25,250       40.10

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:


                                        Options Outstanding                     Options Exercisable
                               ----------------------------------------------------------------------
                               Number Outstanding        Weighted Average       Number Exercisable
      Exercise Prices          At December 31, 1996  Remaining Contractual Life  At December 31, 1996
      ---------------          --------------------  --------------------------  --------------------
           $ 2.00                   39,750                       9.9                  39,750
             1.50                    53,100                      9.9                  15,950

     At December 31, 1996, 1995, and 1994 , common shares reserved for issuance under these plans were 125,000. In March 1995, the Board of Directors reserved 25,000 common shares for non-employee director options. Each director will be awarded 1,250 options, each year in January, for a maximum of 5,000 options per director.

(9)  Commitments

     The Company has a profit sharing plan under which all full-time employees with at least one year of service with the Company are eligible to participate. The Board of Directors administers the profit sharing plan and establishes the formula for each year's distributions. Distributions for each calendar year are made in the following year to eligible employees who were employed for the full previous calendar year. Profit sharing plan expense for the years ended December 31, 1996, 1995 and 1994 was $0, $0, and $602,922, respectively.

     The Company sponsors a 401(k) Plan Trust in which all employees are eligible to participate. Participants can contribute up to 20% of total compensation subject to annual Internal Revenue Service dollar limitation. The plan provides for a Company match of 10%, up to 5% of the participant contributions. This matching provision was discontinued in 1996. The Company paid matching funds of $27,294 in 1995.

     Pursuant to a consulting agreement and a deferred compensation agreement with the former Chairman, the Company agreed to pay $48,000 per year for a fixed number of consulting hours, and also fund $60,000 per year to a non-qualified deferred compensation plan. The original term for both agreements was seven years. Effective September 1995, the consulting agreement was amended to eliminate the required consulting payments of $48,000 per year. The payments to the deferred compensation agreement will remain at $60,000 per year through the end of 2001. Accordingly, in the third quarter of 1995, the Company was required to record a liability and a related expense of approximately $245,000 for the present value of the deferred compensation payments, which will be paid at $5,000 per month through the end of 2001.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995
(10)  Concentration of Revenue

         During 1996, 1995 and 1994 the Company had the following sales from customers whose individual sales exceeded 10% of the Company's total sales:

                                       1996           1995           1994
                                     ----------    -----------     -----------

         Rhode Island DHS            $2,399,170    $ 2,882,898     $
         Virgin Islands               1,026,195      4,087,519            -
         Hawaii                            -         6,096,162       6,824,946
         RI Dept of Health              927,372           -               -
         West Virginia                     -              -          3,764,670
                                     ----------    -----------     -----------
                                     $4,352,737    $13,066,579     $10,589,616
                                     ==========    ===========     ===========

(11) Restructuring

         In December 1995 as a result of the decrease in the Company's backlog, management approved a plan of reorganization of the Company in an effort to reduce expenses and operate more efficiently while still maintaining a firm commitment to deliver high quality services. Under the plan, the Company had targeted a reduction in work force of approximately 30 to 35 positions through an involuntary separation plan. These positions were from the technical, administrative and middle management levels. Estimated salaries, related payroll taxes and other costs associated with these reductions amounted to approximately $537,000, of which approximately $20,000 was paid in 1995, and has been included as a restructure charge in the accompanying statement of operations for 1995. In 1996 42 positions were eliminated. In 1996 the Company renegotiated the facilities lease and returned unneeded space to the landlord. Approximately ($119,000) has been included as a reversal of a restructure charge in the accompanying statement of operations for 1996. An analysis of the restructure accrual is as follows:

                                    1995                      1996
                                   Balance  Paid in 1996   Adjustment   Balance
                                   -------  -------------  -----------  -------

            Salaries & benefits    248,839      (259,629)      16,173     5,383
            Rental space           268,841      (133,232)    (135,609)        -
                                   -------      --------     --------   -------
                                   517,680      (392,861)    (119,436)    5,383


(12)  Significant Uncertainties

         In June 1993, the Company entered into a fixed price contract with the State of Hawaii (the State) for the transfer of a Child Support Enforcement System to the State of Hawaii. In June 1995, the Company began negotiating a significant amendment to its contract with the State when it determined that the total estimated cost to complete the system would be significantly greater than expected. In the first Quarter of 1996, the Company received final state and federal approval for this contract amendment totaling an incremental $4.4 million. However, at December 31, 1995, as a result of in-depth reviews of this contract, management determined that contract costs continue to increase and expected to realize a gross loss on the entire contract of approximately $440,000, which was recorded in December 1995. While at December 31, 1995 management of the Company believed that the actual costs to complete this contract would be within its latest cost estimates, due to uncertainties inherent in the estimation process and in the Company's latest negotiations to reach a final definitive plan for the completion of the contract, it was management's position that these estimates could need further revision.

         In 1996, the Company continued in its attempts to negotiate a final definitive plan with the State and at the end of the first quarter of 1996, it furloughed substantially all of its technical employees in Hawaii while it continued its negotiations on site with key management and administrative personnel. In conjunction with these negotiations, the State requested that the Company hire Complete Business.

                               NETWORK SIX, INC

                         Notes to Financial Statements
                           December 31, 1996 and 1995

     Solutions, Inc. (CBSI) to conduct a detailed review of the system to facilitate the resolution of open contractor scope issues. On
     September 13, 1996, the State of Hawaii terminated its contract with the Company,and therefore CBSI's contract was automatically terminated, effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996.

     On November 12, 1996, the State filed a lawsuit against the Company and its bonding companies, Aetna Casualty and Surety (Aetna) and Federal Insurance Company for damages due to breach of contract. The suit alleges that the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, and materially breached the contract by never completing the design, the application programming, the system test, and systems implementation. The State is seeking an unspecified amount for general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of lawsuit and interest costs that the court deems just and proper.

     In late 1996, Unisys, a vendor providing equipment to the Company on the Hawaii contract, submitted an $896,000 claim against the $10.3 million performance bond posted on behalf of Hawaii to ensure the Company's performance on the contract.

     On January 23, 1997, the Company filed a counterclaim against the State alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and extraordinary features far beyond the scope of the contract and industry standards. The Company is seeking damages of $70 million together with prejudgement interest, costs and attorneys' fees.

     On December 13, 1996 Complete Business Solutions, Inc. (CBSI), a subcontractor on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company has accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract related to the detailed review of the system with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established any reserve for uncollectibility.

     In February 1997, the State of Hawaii released Aetna from all but $1.1 million of the performance bond. In addition Hawaii hired Lockheed/Martin IMS, the guarantor of the Aetna bond, to complete the KEIKI system, incorporating changes to comply with the recent welfare reform legislation, for approximately $19 million.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's supervisor and advisor on the contract since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was a intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortiously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $60 million in damages.

     Management of the Company and its attorneys are unable to predict
     with any certainty the ultimate outcome of this     litigation, including
     the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At December 31, 1996, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which exceeds stockholders' equity of

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995

     approximately $2.8 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition, the Company has not accrued for any legal expenses to be incurred in connection with this litigation, which could be significant.

     Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously recorded in the first, second and third quarters, respectively. In addition, costs incurred related to the Hawaii contract of $1.96 million in 1996 have been charged to expense.

     For fiscal 1995, the Company realized a net loss of $1.5 million from operations substantially as a result of the Hawaii contract as discussed above. Also contributing to the net loss for fiscal 1995 was an estimated $537,000 of costs for a plan of restructuring which the Company announced in December 1995 to address the downsizing of its business and decrease of profitability. Net cash used in its operations in 1995 was $2.3 million. In fiscal 1996, despite the implementation of its restructuring plan, the Company realized a net loss of $1.8 million and realized a net decrease in cash of approximately $1.1 million. In addition, the Company is continuing in its efforts to pay down its bank financing facility pursuant to terms that are periodically renegotiated with the bank. At January 31, 1997, the Company's agreement with the bank had expired and was payable on demand. Finally, the Company has an obligation to one of its vendors on the Hawaii contract for a aggregate amount of $896,000 which will be settled by the Company's bonding agent but will then be payable by the Company to the bonding agent. The Company intends to negotiate with its bonding agent regarding the terms for repayment of this amount which is included in accounts payable on the balance sheet.

     The uncertainty involved with the litigation discussed above and the potential for a material adverse outcome to the Company, combined with the recurring operating losses and an expired bank financing agreement discussed above raise substantial doubt about the Company's ability to continue as a going concern.

     Management intends to continue to defend the Company vigorously in its litigation with the State of Hawaii and pursue its litigation with MAXIMUS and CBSI. Concurrently, management intends to negotiate a fair and reasonable agreement with the bank. Management will continue its efforts to strengthen the balance sheet and , if either necessary or desirable, develop and implement a major recapitalization plan for the Company while it aggressively seek new business.