Form 10-K/A
period 1996-12-31
NETWORK SIX INC
filed 1997-04-17
CIK 726714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

ITEM 3.  LEGAL PROCEEDINGS.

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation") . Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's KEIKI child enforcement system. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, and materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court deems just and proper all in an unspecified amount.

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

     In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February 1997 the State released all but $1.1 million of the performance bond, the remainder is intended to cover amounts payable to Unisys and other subcontractors.

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

INCOME STATEMENT DATA:
                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                          1992           1993           1994          1995         1996(1)
                                       ----------  ----------------  -----------  ------------  -------------
Contract revenue earned...........     $6,750,994       $14,570,469  $21,210,878  $20,985,012   $   7,344,380
Cost of revenues earned...........      3,702,537         9,206,879   13,768,838   19,299,944       7,359,649
                                       ----------       -----------  -----------  -----------   -------------
Gross profit (loss)...............      3,048,457         5,363,590    7,442,040    1,685,068         (15,269)
Selling, general and
     administrative expense.......      2,139,464         3,030,977    3,700,789    4,369,260       2,240,073
Research & development expense....            ---               ---          ---      185,235             ---
Restructuring expense.............            ---               ---          ---      537,221        (119,436)
Income (loss) from
     operations...................        908,993         2,332,613    3,741,251   (3,406,648)     (2,135,906)
Income (loss) before income
     taxes........................        884,797         2,322,061    3,574,612   (3,792,521)     (2,533,368)
Net income (loss).................        601,664         1,395,718    2,109,020   (2,427,440)     (1,758,345)
Net income (loss) per share
     Primary......................     $     0.89       $      1.75  $      2.74    $   (3.68)  $       (2.71)
     Fully diluted................           0.89              1.61         2.39        (3.68)          (2.71)
Shared used in computing net income
     (loss) per share
     Primary......................        640,098           688,489      702,445      709,748         719,317
     Fully diluted................        669,860           867,503      883,184      709,748         719,317


BALANCE SHEET DATA:

                                                                AT  DECEMBER 31,
                                                                ----------------
                                           1992        1993         1994         1995          1996
                                       --------------------------------------------------------------
Working capital...................     $3,006,129   $ 3,178,984  $ 2,575,574  ($2,075,339)  ($1,073,671)
Hawaii............................            ---       958,456    3,691,048    5,711,022     3,571,824
Total assets......................      4,322,402     9,285,090   11,930,399   14,945,273     8,273,564
Long-term obligations.............            ---           ---      158,038      254,393       235,479
Total stockholders' equity........      3,362,976     4,602,337    6,914,434    4,644,494     2,748,777

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

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse effect on the Company and jeopardize the Company's ability to continue as a going concern. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At December 31, 1996, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which exceeds stockholders' equity of approximately $2.7 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

     Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously recognized in the first, second and third quarters, respectively. In addition, costs incurred related to the Hawaii contract of $1.96 million in 1996 have been charged to expense.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 16th day of April 1997.

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


Signature               Title                                    Date
---------               -----                                    ----


/s/ Kenneth C. Kirsch   Chairman of the Board, President,        April 16, 1997
---------------------   and Chief Executive Officer
Kenneth C. Kirsch       (Principal Executive Officer)


/s/ Dorothy M. Cipolla  Chief Financial Officer, and             April 16, 1997
----------------------  Treasurer (Principal Financial
Dorothy M. Cipolla      and Accounting Officer)


/s/ Dana H. Gaebe       Director                                 April 16, 1997
----------------------
Dana H. Gaebe

/s/ Nicholas R. Supron  Director                                 April 16, 1997
----------------------
Nicholas R. Supron

/s/ Clifton C.  Dutton  Director                                 April 16, 1997
----------------------
Clifton C.  Dutton

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

The accompanying 1996 and 1995 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in note 12 to the financial statements, in 1996 the State of Hawaii terminated a significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test, and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and
features beyond the scope of the contract.   Management of the Company and its
attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a material adverse impact on the Company's financial position. At December 31, 1996, the Company had unbilled work-in-progress and related receivables from the State of Hawaii of approximately $3.5 million, which exceeded the Company's stockholders' equity of approximately $2.7 million, and for which no allowance for uncollectibility has been recorded. Additionally, the Company has not accrued for any liability to the State which may result from this litigation. Also, the Company is involved in other litigation related to the Hawaii contract as discussed in note 12, has suffered recurring losses and its bank financing agreement has expired. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these uncertainties are also described in note 12. The 1996 and 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG Peat Marwick LLP

Providence, Rhode Island
March 28, 1997

                               NETWORK SIX, INC.

                                 Balance Sheets
                           December 31, 1996 and 1995

Assets (note 4)                                                    1996              1995
---------------                                                    -----             ----

Current Assets:
  Cash                                                          $   127,581       $ 1,205,652
  Contract receivables, less allowance for doubtful accounts
   of $97,856 in 1996 and $50,000 in 1995 (note 2)                1,528,757         1,476,554
  Costs and estimated earnings in excess of billings on
    contracts (note 3)                                            1,864,939         3,213,077
  Income tax receivable (note 6)                                    516,046         1,747,824
  Other assets                                                      158,976           264,161
  Due from officer                                                        -            63,779
                                                                -----------       -----------

     Total current assets                                         4,196,299         7,971,047
                                                                -----------       -----------

Property and equipment (note 5):
  Computers and equipment                                           620,042         1,377,098
  Furniture and fixtures                                            194,878           246,339
  Leasehold improvements                                             20,191           116,808
                                                                -----------       -----------
                                                                    835,111         1,740,245

 Less accumulated depreciation and amortization                     696,596         1,181,249
                                                                -----------       -----------

      Net property and equipment                                    138,515           558,996

 Contract receivables and costs in excess of billings
   on Hawaii contract (notes 2,3 and 12)                          3,571,824         5,711,022
 Deferred taxes (note 6)                                            190,624           271,360
 Other assets                                                       176,302           432,848
                                                                -----------       -----------

                                                                $ 8,273,564       $14,945,273
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

                               NETWORK SIX, INC.

                            Statements of Operations
                 Years ended December 31, 1996, 1995, and 1994

                                                             1996           1995           1994
                                                         -------------  -------------  ------------

Contract revenue earned (note 10)                        $  7,344,380   $ 20,985,012   $21,210,878
Cost of revenue earned                                      7,359,649     19,299,944    13,768,838
                                                         ------------   ------------   -----------

            Gross profit (loss)                               (15,269)     1,685,068     7,442,040

Selling, general and administrative expenses                2,240,073      4,369,260     3,700,789
Research & development expense                                      -        185,235             -
Restructuring (note 11)                                      (119,436)       537,221             -
                                                         ------------   ------------   -----------
            Income (loss) from operations                  (2,135,906)    (3,406,648)    3,741,251

Other deductions (income):
   Interest expense                                           435,925        396,286       175,464
   Interest income                                            (38,463)       (10,413)       (8,825)
                                                         ------------   ------------   -----------
Income (loss) before income taxes:                         (2,533,368)    (3,792,521)    3,574,612

Income tax expense (benefit)  (note 6)                       (775,023)    (1,365,081)    1,465,592
                                                         ------------   ------------   -----------
Net income (loss)                                         ($1,758,345)   ($2,427,440)  $ 2,109,020
                                                         ============   ============   ===========

Net income (loss) per share:
          Primary earnings per share                           ($2.71)        ($3.68)  $      2.74
                                                         ============   ============   ===========

Fully diluted/earnings per share                               ($2.71)        ($3.68)  $      2.39
                                                         ============   ============   ===========

Shares used in computing net income (loss) per share:

Primary                                                       719,317        709,748       702,445
                                                         ============   ============   ===========

Fully diluted                                                 719,317        709,748       883,184
                                                         ============   ============   ===========


Preferred dividends declared                                 $187,500       $187,500      $187,500
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

                               NETWORK SIX, INC.

                            Statements of Cash Flows
                 Years ended December 31, 1996, 1995, and 1994

                                                                                   1996             1995             1994
                                                                                   ----             ----             ----

Net Income (loss):                                                              (1,758,345)       (2,427,440)      2,109,020

Adjustments to reconcile  net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                                  337,460           400,904         226,781
    Provision for doubtful accounts                                                 47,856                -            -
    Loss on sale/disposal of fixed assets                                           60,487                -            -
 (Increase) decrease in contract receivables                                      (100,059)          364,203        (518,852)
 Decrease (Increase) in cost and estimated earnings in
 excess of billings on contracts                                                 1,348,138         1,360,086       1,279,434
 Decrease (increase) in income taxes receivable                                  1,231,778        (1,672,533)        (75,291)
 (Increase) decrease in other current assets                                       105,186           (97,611)        (27,366)
 (Increase) decrease in deferred tax asset                                          80,736          (216,999)        (10,431)
 (Increase) decrease in due from officer                                            63,779            (4,654)        (59,125)
 (Increase) decrease in Contract receivables and costs in excess
   of billings on Hawaii Contract                                                2,139,198        (2,019,974)     (2,732,531)
 (Increase) decrease in other assets                                               256,547          (114,587)         41,686
 Increase (decrease) in accounts payable                                            35,333         1,236,419        (104,081)
 Increase (decrease) in accrued salaries and benefits                               28,104           236,332         (49,412)
     Increase (decrease) in accrued profit sharing                                       -          (602,922)        171,028
     Increase (decrease)  in accrued subcontractor expense                        (399,613)         (223,878)         53,040
     Increase in other notes payable                                               207,517                 -               -
     Increase (decrease) in other accrued expenses                                (110,675)          244,467         145,901
     Increase (decrease) in accrued restructuring                                 (512,297)          517,680               -
     Increase (decrease) in billings in excess of costs and estimated
         earnings on contracts                                                    (355,028)          164,049         222,750
     (Decrease) in income taxes payable                                                  -                 -        (269,805)
     Increase (decrease) in deferred tax liability                                (475,598)          123,644         251,000
                                                                                 -------------------------------------------
     Net cash (used in) operating activities                                     2,230,504        (2,732,814)        653,746

Cash flows from investing  activities
     Cash proceeds from sale of fixed assets                                        32,811                 -               -
     Capital expenditures                                                          (10,277)         (383,808)       (121,790)
                                                                                 -------------------------------------------
 Net cash provided by (used in)
  investing  activities                                                             22,534          (383,808)       (121,790)


                                                                                                                   (Continued)

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                 Years ended December 31, 1996, 1995, and 1994

                                                                1996         1995        1994
                                                             -----------  ----------  ----------

Cash flows from financing activities
Principal payments on capital lease obligation                 (181,235)   (107,512)   (101,443)
Net proceeds from (payments on) note payable to bank         (3,200,000)  3,450,000    (250,000)
Proceeds from issuance of common stock                           50,126     345,000     335,327
Proceeds from sales of treasury stock                                 -           -      55,250
Payment of dividends                                                  -    (187,500)   (187,500)
                                                             ----------   ---------   ---------
Net cash provided by (used in) financing activities          (3,331,109)  3,499,988    (148,366)

Net (decrease) increase in cash                              (1,078,071)    383,366     383,590

Cash at beginning of year                                     1,205,652     822,286     438,696
                                                             ----------   ---------   ---------
Cash at end of year                                             127,581   1,205,652     822,286
                                                             ==========   =========   =========

Supplemental cash flow information.
Cash paid (received) during the year for:
   Income taxes                                              (2,086,198)    307,453   1,570,118
   Interest                                                     399,182     372,484     164,012

Supplemental disclosure of non-cash investing activities
  Acquisition of assets through capital lease obligations             -     318,106     385,453
                                                             ===========  ==========  ==========

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995


(I) Summary of Significant Accounting Policies

    (a)  Description of Business

         Network Six, Inc. (the "Company"), formerly Network Solutions, Inc., is a provider of computer-related consulting services to state governments. Founded in 1976, the Company focuses on providing its services to state government human services agencies. Currently, substantially all of its revenues are derived from contracts with such agencies. Services are provided under time and materials contracts and fixed price contracts. Under these contracts, which are awarded as a result of formal competitive-bidding processes, the Company provides a range of information technology services, consisting primarily of systems integration, system design, software development, and hardware planning and procurement, and personnel training.

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

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                           December 31, 1996 and 1995


(c)  Other Assets
     Other assets consist of employee receivables, both current and long term portions of lease receivables, sales tax refund receivable, prepaid insurance, and security deposits.

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

                                         Capital Lease     Operating Leases

               1997                          $ 92,680          $182,477
               1998                            83,436           174,047
               1999                            83,436           166,445
               2000                            32,585           138,703
                                             --------          --------
           Total Lease Payments:             $292,137          $661,672
          Amount representing  interest:       50,339
                                             --------          ========
          Net Present value of payments       241,798
          Less current portion                 70,190
                                             --------
          Long term portion                  $171,608
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

(6)  Income Taxes

 The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                                   1996          1995            1994
                                                                   ----          ----            ----
   Current taxes:
    Federal:                                                    ($380,161)   ($1,171,725)    $  923,413
    State:                                                              -       (100,000)       301,610
                                                               ----------    -----------     ----------
   Sub Total:                                                   ($380,161)    (1,271,725)     1,225,023
                                                                ---------    -----------     ----------

   Deferred taxes:
    Federal                                                      (314,651)       (61,988)       181,353
    State:                                                       ( 80,211)       (31,368)        59,216
                                                               ----------    -----------     ----------
   Sub Total:                                                    (394,862)       (93,356)       240,569
                                                               ----------    -----------     ----------

   Total:                                                       ($775,023)   ($1,365,081)    $1,465,592
                                                                =========    ===========     ==========


  Actual Income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:


                                                                    1996          1995          1994
                                                                 -----------  -------------  -----------
  Computed "expected" tax expense (benefit)                      ($861,345)   ($1,289,454)   $1,215,368
  Increase in income tax expense (benefit) resulting from
     State and local taxes, net of federal income tax benefit      (52,939)       (86,703)      238,145
  Change in beginning of the year balance of the
     valuation allowance for deferred tax asset,
     allocated to income tax expense                               134,000              -             -
  Other, net                                                         5,261         11,076        12,079
                                                                 ---------    -----------    ----------
Total income tax expense (benefit)                               ($775,023)   ($1,365,081)   $1,465,592
                                                                 =========    ===========    ==========
Effective tax rate                                                     (31%)          (36%)          41%


                               NETWORK SIX, INC.

                           December 31, 1996 and 1995

Deferred tax assets and liabilities at December 31 are comprised of the following:


                                                                     1996      1995
                                                                   --------  ---------

Deferred tax assets:
          Accounts receivable, principally due to
               allowance for doubtful accounts                     $ 38,438   $ 20,300
          Deferred compensation                                      78,943    144,502
          Restructuring                                                   -    146,030
          Unamortized retainage, due to change in tax reporting      48,818     75,689
          Property, plant and equipment depreciation                138,897     76,090
          Non-Deductible loss on contract                            58,236     60,194
          Vacation Expense                                           30,643          -
          Contingent liability                                       200,380         -
          Health Insurance                                           24,068          -
          Net operating loss carry forward                           27,552          -
          Alternative minimum tax credit carryover                   56,420          -
                                                                   --------   --------
               Total gross deferred tax assets                      702,395    522,805

          Less valuation allowance:                                 134,000          -
                                                                   --------   --------

                Net deferred tax asset                              568,395    522,805
                                                                   --------   --------

Deferred tax liabilities:
          Retainage, due to deferral for tax reporting              638,576    963,062
          Other                                                       9,216     34,002
                                                                   --------   --------

               Total gross deferred tax liabilities                 647,792    997,064
                                                                   --------   --------

            Net deferred tax liability:                            $ 79,397   $474,259
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
                                     ==========    ===========     ===========

(11) Restructuring

         In December 1995 as a result of the decrease in the Company's backlog, management approved a plan of reorganization of the Company in an effort to reduce expenses and operate more efficiently while still maintaining a firm commitment to deliver high quality services. Under the plan, the Company had targeted a reduction in work force of approximately 30 to 35 positions through an involuntary separation plan. These positions were from the technical, administrative and middle management levels. Estimated salaries, related payroll taxes and other costs associated with these reductions amounted to approximately $537,000, of which approximately $20,000 was paid in 1995, and has been included as a restructure charge in the accompanying statement of operations for 1995. In 1996 42 positions were eliminated. In 1996 the Company renegotiated the facilities lease and returned unneeded space to the landlord. Approximately $119,000 has been included as a reversal of a restructure charge in the accompanying statement of operations for 1996. An analysis of the restructure accrual is as follows:

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


(12)  Significant Uncertainties

         In June 1993, the Company entered into a fixed price contract with the State of Hawaii (the State) for the transfer of a Child Support Enforcement System to the State of Hawaii. In June 1995, the Company began negotiating a significant amendment to its contract with the State when it determined that the total estimated cost to complete the system would be significantly greater than expected. In the first Quarter of 1996, the Company received final state and federal approval for this contract amendment totaling an incremental $4.4 million. However, at December 31, 1995, as a result of in-depth reviews of this contract, management determined that contract costs continued to increase and expected to realize a gross loss on the entire contract of approximately $440,000, which was recorded in December 1995. While at December 31, 1995 management of the Company believed that the actual costs to complete this contract would be within its latest cost estimates, due to uncertainties inherent in the estimation process and in the Company's latest negotiations to reach a final definitive plan for the completion of the contract, it was management's position that these estimates could need further revision.

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

                               NETWORK SIX, INC

                         Notes to Financial Statements
                           December 31, 1996 and 1995

     Solutions, Inc. (CBSI) to conduct a detailed review of the system to facilitate the resolution of open contractual scope issues. On
     September 13, 1996, the State of Hawaii terminated its contract with the Company,and therefore CBSI's contract was automatically terminated, effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996.

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

     Management intends to continue to defend the Company vigorously in its litigation with the State of Hawaii, MAXIMUS and CBSI. Concurrently, management intends to negotiate a fair and reasonable agreement with the bank. Management will continue its efforts to strengthen the balance sheet and , if either necessary or desirable, develop and implement a major recapitalization plan for the Company while it aggressively seek new business.