Form 10-Q
period 1997-03-31
NETWORK SIX INC
filed 1997-05-14
CIK 726714

________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-Q
                            _______________________


(Mark One)
[X] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________



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

                                (401) 732-9000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X          No
                                         ---------        ---------

As of March 31, 1997, there were 721,192 shares of the registrant's Common Stock, $.10 par value, outstanding.

________________________________________________________________________________

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK SIX, INC.
                            Condensed Balance Sheets

                                                                March 31, 1997         Dec. 31, 1996
                                                                ______________         _____________

                                                                 (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash...............................................              $  601,116            $  127,581
   Contract receivables, less allowance for
          doubtful accounts of $50,000 at
          March 31, 1997 and $97,856 December 31,                      680,767             1,528,757
          1996........................................
   Costs and estimated earnings in excess of
          billings on contracts.......................               1,404,980             1,864,939
   Income taxes receivable............................                 490,043               516,046
   Other assets.......................................                 144,586               158,976
                                                                    ----------            ----------
          Total current assets........................               3,321,492             4,196,299

Property and equipment
   Computers and equipment............................                 613,758               620,042
   Furniture and fixtures.............................                 180,611               194,878
   Leasehold improvements                                               20,191                20,191
                                                                    ----------            ----------

                                                                       814,560               835,111
Less:  accumulated depreciation and  amortization.....                 706,111               696,596


          Net property and equipment                                   108,449               138,515
Deferred taxes........................................                 190,624               190,624
Contract receivables and costs in excess of billings
   on Hawaii contract..................................              3,571,824             3,571,824

Other assets...........................................                696,807               176,302
                                                                    ----------            ----------

                                                                    $7,889,196            $8,273,564
                                                                    ==========            ==========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Current installment of obligations under
         capital leases...............................             $    70,458             $   70,190
    Notes payable to bank.............................               1,800,000              1,800,000
    Trade accounts payable............................               1,584,272              1,732,332
    Accrued salaries and benefits.....................                 437,626                470,767
    Accrued subcontractor expense.....................                  41,903                 22,244
    Accrued restructuring.............................                       0                  5,383
    Note payable - short term.........................                 146,993                143,646
    Other accrued expenses............................                 440,615                508,194
    Billings in excess of costs and estimated
         earnings on contracts........................                  64,708                 31,771
    Deferred taxes....................................                 270,021                270,021
    Preferred stock dividends payable.................                 280,993                234,760
                                                                   -----------            -----------

         Total current liabilities....................               5,137,588              5,289,308
                                                                   -----------            -----------
Obligations under capital leases, excluding current
    installments......................................                 155,408                171,608
    Note payable - long term..........................                  25,843                 63,871
                                                                   -----------            -----------
         Total Liabilities............................               5,318,840              5,524,787
                                                                   -----------            -----------
STOCKHOLDERS' EQUITY:
    Series A convertible preferred stock, $3.50 par
         value.  Authorized 857,142.85 shares; issued
         and outstanding 714,285.71 shares
         at March 31, 1997 and December 31,
         1996; liquidation of $3.50 per share plus
         unpaid and accumulated dividends.............               2,235,674              2,235,674

   Common stock, $.10 par value.  Authorized
         4,000,000 shares; issued 721,192 shares at
         March 31, 1997 and
         December 31, 1996............................                  72,119                 72,119

    Additional paid-in capital........................               1,653,295              1,653,296

    Retained earnings (accumulated deficit)...........              (1,384,685)            (1,206,265)

    Treasury stock, 3,748 common shares at cost.......                  (6,047)                (6,047)
                                                                   -----------            -----------
         Total stockholders' equity...................               2,570,356              2,748,777
                                                                   -----------            -----------

         Total Liabilities & Stockholder's Equity.....             $ 7,889,196            $ 8,273,564
                                                                   ===========            ===========


                               NETWORK SIX, INC.
                      Condensed Statements of Operations
                                  (Unaudited)

                                                  QUARTER ENDED   QUARTER ENDED
                                                      3/31/97         3/31/96
                                                  -------------   -------------
Contract revenue earned.........................     $1,414,186      $3,686,829
Cost of revenue earned..........................        973,140       2,233,555
                                                  -------------   -------------

   Gross profit.................................        441,045       1,453,274

Selling, general, & administrative expenses.....        526,331         996,338
                                                  -------------   -------------
   Income before interest and taxes.............        (85,286)        456,936
Other deductions (income)
   Interest Expense.............................         50,658         101,000
   Interest Earned..............................        (3,757)        (40,678)
                                                  -------------   -------------
Income (loss) before income taxes...............      (132,187)        396,614

Income taxes....................................             0         164,043
                                                  -------------   -------------

NET INCOME (loss)...............................    $ (132,187)      $  232,571
                                                  -------------   -------------
Per share information:
   Net income (loss) used in fully diluted
    calculation.................................     ($132,187)     $  232,571

   Less preferred dividend......................    $   46,233      $   46,233
                                                  -------------   -------------
   Net income (loss) used in primary per share
     calculation................................     ($178,420)     $  186,338
                                                  -------------    ------------
Net income (loss) per share:
   Primary:
    Net income (loss)...........................    $    (0.24)     $     0.26
                                                  -------------   -------------
   Fully diluted:
    Net income (loss)...........................    $    (0.24)     $     0.26
                                                  -------------   -------------

Shares used in computing net income (loss) per share:

   Primary......................................       729,050         712,205
   Fully Diluted................................       729,050         890,777



                               NETWORK SIX, INC.
                       Condensed Statements of Cash Flow
                                  (Unaudited)

                                                                Three months   Three months
                                                                   ended          ended
                                                                  3/31/97        3/31/96
                                                                ------------   ------------
Cash Flows from operating activities:
Net income (loss)..........................................     $   (132,187)   $   232,571
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization.......................           24,162         80,003
       Provision for doubtful accounts.....................          (47,856)             -
       Loss on sale/disposal of fixed assets...............            4,454              -
       (Increase) decrease in contract receivables.........          895,847       (480,445)
       Increase in costs and estimated earnings in excess
          of billings on contracts.........................          459,958        (70,852)
       Decrease in income taxes receivable.................           26,003        483,904
       Increase in other current assets....................           14,390         30,301
       Decrease in deferred tax assets.....................                -         43,634
       Decrease in due from officer........................                -         14,080
       Decrease in long term receivables...................                -         17,798
       (Increase) decrease in other assets.................         (520,505)       (12,595)
       Increase in Long Term Amounts Due from
          Hawaii...........................................                -        940,465
       Increase (decrease) in trade accounts payable.......         (148,060)       175,482
       Increase (decrease) in accrued salaries and benefits          (33,141)             -
       Increase (decrease) in accrued subcontractor
          expenses.........................................           19,659              -
       Increase (decrease) in other notes payable..........          (34,681)             -
       Increase (decrease) in other accrued expenses.......          (67,579)      (304,952)
       Increase (decrease) in accrued restructuring........           (5,383)             -
       Increase (decrease) in billing in excess of costs
          and estimated earnings on contracts..............           32,937       (248,297)
       Increase (decrease) in deferred tax liability.......                -          8,828
                                                                 -----------   ------------
       Net cash provided by operating activities                     488,018        909,926

Cash flows from investment activities:
   Proceeds from sales of fixed assets.....................            1,449              -
   Capital expenditures....................................                -         (2,310)
                                                                ------------   ------------
       Net cash used in investing activities...............            1,449         (2,310)
                                                                ------------   ------------
Cash flows from financing activities:
   Principal payments on capital lease obligations.........          (15,932)       (37,281)
   Proceeds from (payments on) notes payable to bank.......                -     (1,150,000)
   Payment of dividends....................................                -              -
                                                                ------------   ------------
       Net cash used in financing activities                         (15,932)    (1,175,002)
                                                                ------------   ------------
Net increase (decrease) in cash............................          473,535       (267,386)
Cash at beginning of the period............................          127,581      1,205,652
                                                                ------------   ------------

Cash at end of period......................................     $    601,116    $   938,266
                                                                ============   ============
Supplemental cash flow information:
   Cash paid (received) during the year for:
       Income taxes........................................     $    (26,003)  $         -
       Interest............................................           50,772        125,406
                                                                ============   ============



                               NETWORK SIX, INC.
                         Notes to Financial Statements
                                 March 31, 1997
                                  (unaudited)


(1) Basis of Presentation

    The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
    (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the statements of income and cash flows for the three month periods ended March 31, 1997 and 1996, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) Certain 1996 balances have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         In January 1997 the Company announced that it had been selected as an approved vendor with the State of Arizona, Department of Administration, to provide data processing, management and consulting services. The Company was one of several vendors selected in a competitive procurement process from a very large field to provide Arizona services. The exact value of the contract and scope of services are undetermined at this time.

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

         In March 1997 the Company announced that it had signed the contract with the State of Maine, Department of Human Services to construct and install a child welfare system for $6.3 million. Unisys is a subcontractor to the Company on this contract and will play a significant role in transferring and modifying the child welfare system they built for Indiana to Maine.

         In March 1997 the Company received a $332,000 change order to its contract with the State of Rhode Island Department of Health to provide a centralizied data management, tracking and communications system which will link the State's databases into the Rhode Island Children's Access Program or "RICAP". This cchange order increases the contract value to $1.9 million.

         In March 1997 the Company announced the resignation of Mr. James J. Trainor from the Board of Directors and the election of Mr. Clifton C. Dutton to the Board of Directors.

Results of Operations - Three Months Ended March 31, 1997 Compared to 1996

         Contract revenue decreased $2,272,643 or 62% from $3,686,829 in the three months ended March 31, 1996 to $1,414,186 in the three months ended March 31, 1997 primarily due to the substantial completion of the Idaho CSE and the Virgin Island VIPERS projects. Also, the level of activity and revenue recognition on the Hawaii contract is $ one million less than one year ago.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $1,547,273 or 61% from $2,520,413 in the three months ended March 31, 1996 to $973,140 in the three months ended March 31, 1997 due to the decreased effort to support the lower level of business and the lower reliance on subcontractor labor.

         Gross profit decreased $725,370 or 62% from $1,166,415 for the three months ended March 31, 1996 to $441,045 for the three months ended March 31, 1996. Gross profit as a percentage of revenue earned decreased from 31.6% for the three months ended March 31, 1996 to 31.2% for the three months ended March 31, 1997. The decrease in gross profit dollars is due to a lower level of business activity.

         Selling, general and administrative (SG&A) expenses decreased $470,007 or 47.2% from $996,338 in the three months ended March 31, 1996 due to reduction in personnel and reduction of expenses due to the lower level of revenue. On a percentage basis, SG&A expenses increased to 37% from 27% primarily as a consequence of higher legal fees associated with: (1) the Company's Hawaii-related litigation; (2) finalizing the Maine contract; and (3) negotiating a new Term Loan. See Part II - Other Information, Item 1 - Legal Proceedings.

         As a result of the foregoing, income before income taxes decreased $528,801, or 133.3% from $396,614 for the three months ended March 31, 1996 to a loss of $132,187 for the three months ended March 31, 1997.

         Net income decreased $364,758, or 156.8% from $232,571 for the three months ended March 31, 1996 to a loss of $132,187 for the three months ended March 31, 1997.


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

         The Company has funded its operations through cash flows from operations, bank borrowings, and private placements of equity securities. Net cash provided by operating activities was $488,018 and $909,926 in the three months ended March 31, 1997 and 1996 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, contract and income tax receivables, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

         On April 30, 1997 the Company signed a new Term Loan (the Loan) with its bank. The Company is required to reduce outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan is 16%, the difference between 16% and prime plus 2% is accrued and payable at maturity, which is January 31, 1998. There are also a number of provisions for accelerated payment to reduce the loan balance. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, plus 15% of any recovery received from its litigation in Hawaii. The warrants and the bank's right to a percentage of any recovery terminate if the Company pays down the Loan completely or raises $1 million of equity capital prior to maturity. The Company's obligations under the Loan are secured by substantially all of the assets of the Company. The agreement also provides that the Company may not pay any dividends on its capital stock without the consent of the bank.

                          PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation") . Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child enforcement system. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, and materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court deems just and proper all in an unspecified amount.

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

         In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February 1997 the State released all but $1.1 million of the performance bond, the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602.

         On December 13, 1996, Complete Business Solutions, Inc. (CBSI), a subcontractor to the Company on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company had previously accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility.

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

         On March 27, 1997, MAXIMUS filed a motion to dismiss certain counts of the TPC germane to them. A hearing was held on April 17, 1997 and the motion was denied.

         Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse effect on the Company and jeopardize the Company's ability to continue as a going concern. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At March 31, 1997, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.57 million, which exceeds stockholders' equity of approximately $2.57 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

ITEM 2.  CHANGE IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



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


                               Network Six, Inc.



Date: May 15, 1997             By: /s/ Kenneth C. Kirsch
                                 ---------------------------------------
                                   Kenneth C. Kirsch
                                   Chairman, President and
                                   Chief Executive Officer



                               By: /s/ Dorothy M. Cipolla
                                 ---------------------------------------
                                   Dorothy M. Cipolla
                                   Chief Financial Officer and Treasurer
                                   (principal financial officer)