Form 10-Q
period 1997-06-30
NETWORK SIX INC
filed 1997-08-05
CIK 726714

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q

                                 ------------


(Mark One)
[x] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     .   No           .
                                         ---------       __________

As of June 30, 1997, there were 734,294 shares of the registrant's Common Stock, $.10 par value, outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK SIX, INC.
                           Condensed Balance Sheets

                                                 June 30, 1997     Dec. 31, 1996
                                                 -------------     -------------
                                                  (unaudited)
ASSETS
------
Current assets:
  Cash.......................................      $  386,887        $  127,581
  Contract receivables, less allowance for
    doubtful accounts of $50,000 at
    June 30, 1997 and $97,856 December 31,
    1996.....................................       3,059,929         1,528,757
  Costs and estimated earnings in excess of
    billings on contracts....................         615,978         1,864,939
  Income taxes receivable....................         130,010           516,046
  Other assets...............................         173,141           158,976
                                                   ----------        ----------
    Total current assets.....................       4,365,945         4,196,299
                                                   ----------        ----------
Property and equipment
  Computers and equipment....................         626,562           620,042
  Furniture and fixtures.....................         182,142           194,878
  Leasehold improvements.....................          20,191            20,191
                                                   ----------        ----------
                                                      828,895           835,111
Less:  accumulated depreciation and
         amortization........................         726,351           696,596
                                                   ----------        ----------
       Net property and equipment............         102,544           138,515

Deferred taxes...............................         247,629           190,624
Contract receivables and costs in excess of
  billings on Hawaii contract................       3,459,382         3,571,824
Other assets.................................         686,574           176,302
                                                   ----------        ----------
                                                   $8,862,074        $8,273,564
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current installment of obligations under
    capital leases...........................      $   70,646        $   70,190
  Notes payable to bank......................       1,800,000         1,800,000
  Trade accounts payable.....................       1,554,258         1,732,332
  Accrued salaries and benefits..............         260,371           470,767
  Accrued subcontractor expense..............       1,149,462            22,244
  Accrued restructuring......................               0             5,383
  Note payable - short term..................         137,530           143,646
  Other accrued expenses.....................         459,280           508,194
  Billings in excess of costs and estimated
    earnings on contracts....................          57,975            31,771
  Deferred taxes.............................         113,513           270,021
  Preferred stock dividends payable..........         327,739           234,760
                                                   ----------        ----------
    Total current liabilities................       5,930,774         5,289,308
                                                   ----------        ----------

Obligations under capital leases, excluding
  current installments.......................         139,891           171,608
Note payable - long term.....................               0            63,871
                                                   ----------        ----------
    Total Liabilities........................       6,070,665         5,524,787
                                                   ----------        ----------


Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value.  Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at June 30, 1997 and December 31,
    1996; liquidation of $3.50 per share plus
    unpaid and accumulated dividends.........       2,235,674         2,235,674

  Common stock, $.10 par value.  Authorized
    4,000,000 shares; issued 734,294 shares
    at June 30, 1997 and 721,192 at
    December 31, 1996........................          73,429            72,119

  Additional paid-in capital.................       1,670,939         1,653,296

  Retained earnings (accumulated deficit)....      (1,188,633)       (1,206,265)

  Treasury stock, 3,748 common shares at
    December 31, 1996 at cost................               0            (6,047)
                                                   ----------        ----------
    Total stockholders' equity...............       2,791,409         2,748,777
                                                   ----------        ----------
    Total Liabilities & Stockholder's Equity.      $8,862,074        $8,273,564
                                                   ==========        ==========

                               NETWORK SIX, INC.
                        Condensed Statements of Income
                                  (Unaudited)

                                                           THREE MONTHS        THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                          ENDED 06/30/97      ENDED 06/30/96      ENDED 06/30/97     ENDED 06/30/96

                                                          --------------      --------------      --------------     --------------

Contract revenue earned................................     $3,431,835          $2,579,934          $4,846,020         $6,266,763
Cost of revenue earned.................................      2,593,348           1,826,237           3,566,488          4,346,651
                                                            ----------          ----------          ----------         ----------
    Gross profit.......................................        838,487             753,697           1,279,532          1,920,112

Selling, general, & administrative expenses............        472,987             462,073             999,318          1,171,553
                                                            ----------          ----------          ----------         ----------
    Income from operations.............................        365,500             291,624             280,214            748,559

Other deductions (income)
    Interest Expense...................................         61,979             120,328             112,636            221,328
    Interest Earned....................................         (4,797)            (19,655)             (8,554)           (60,333)
                                                            ----------          ----------          ----------         ----------
    Income before income taxes.........................        308,318             190,951             176,132            587,564

Income taxes...........................................         65,521              78,290              65,521            242,332
                                                            ----------          ----------          ----------         ----------
NET INCOME.............................................     $  242,797          $  112,661          $  110,611         $  345,232
                                                            ----------          ----------          ----------         ----------
Per share information:
    Net income used in fully diluted calculation.......        242,797             112,661             110,611            345,232
    Less preferred dividend............................         46,747              46,747              92,979             92,980
                                                            ----------          ----------          ----------         ----------
        Net income used in primary per share
            calculation................................        196,050              65,914              17,631            252,252
                                                            ----------          ----------          ----------         ----------
Net income per share:
    Primary:
        Net income.....................................     $     0.27          $     0.09          $     0.02         $     0.35
                                                            ----------          ----------          ----------         ----------
    Fully diluted:
        Net income.....................................     $     0.26          $     0.12          $     0.12         $     0.38
                                                            ----------          ----------          ----------         ----------
Shares used in computing net income per share:

    Primary............................................        738,553             728,153             733,836            720,071
    Fully Diluted......................................        926,043             906,880             916,867            898,724


                               NETWORK SIX, INC.
                       Condensed Statements of Cash Flow
                                  (Unaudited)

                                                             Six months      Six months
                                                               ended            ended
                                                               6/30/97         6/30/96
                                                             -----------     -----------
Cash Flows from operating activities:

Net income................................................   $   110,611     $   345,232
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization.........................        46,454         176,098
    Provision for doubtful accounts.......................       (47,856)             --
    Loss on sale/disposal of fixed assets.................         3,212              --
    Increase in contract receivables......................    (1,483,315)       (225,210)
    (Increase) decrease in other current assets...........       (14,165)         65,116
    Decrease in costs and estimated earnings in
      excess of billings..................................     1,248,960         231,063
    Decrease in income taxes receivable...................       386,036         559,869
    Increase (decrease) in billings in excess of costs
      and estimated earnings on contracts.................        26,203        (351,687)
    (Increase) decrease in long term receivables..........      (115,867)        190,838
    Increase (decrease) in trade accounts payable.........      (178,074)        353,536
    Decrease in accrued salaries and benefits.............      (210,396)       (122,001)
    Increase(decrease) on accrued subcontractor
      expenses............................................     1,127,218        (167,014)
    Decrease in other notes payable.......................       (69,987)             --
    Decrease in accrued restructuring.....................        (5,383)       (289,222)
    Decrease in other accrued expenses....................       (48,914)       (314,580)
    Increase (decrease) in other assets...................      (394,407)        155,242
    Decrease from Long Term Amounts Due from
      Hawaii..............................................       112,443         303,970
    Increase (decrease) in due from officer...............       (57,005)         46,801
    Decrease in deferred tax assets.......................            --          34,405
    Decrease in deferred tax liability....................      (156,508)        (60,117)
                                                             -----------     -----------
    Net cash provided by operating activities.............       279,260         777,097
                                                             -----------     -----------
Cash flows from investment activities:
  Cash proceeds from sale/disposal of capital assets......         1,525              --
  Capital expenditures....................................       (15,219)         (2,310)
                                                             -----------     -----------
    Net cash used in investing activities.................       (13,694)         (2,310)
                                                             -----------     -----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock..............        18,954          50,254
  Proceeds from the sale of treasury stock................         6,047              --
  Payments on notes payable to bank.......................            --      (1,320,000)
  Principal payments on capital lease obligations.........       (31,261)        (78,871)
                                                             -----------     -----------
    Net cash used in financing activities.................        (6,260)     (1,348,617)
                                                             -----------     -----------
Net increase (decrease) in cash...........................       259,306        (573,830)
Cash at beginning of the period...........................       127,581       1,205,652
                                                             -----------     -----------
Cash at end of period.....................................   $   386,887     $   631,822

Supplemental cash flow information:
  Cash paid (received) during the year for:
    Income taxes..........................................   $  (107,003)    $    81,000
    Interest..............................................       110,026         237,471
                                                             ===========     ===========

                               NETWORK SIX, INC.
                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)


(1)  Basis of Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the statements of income and cash flows for the six month periods ended June 30, 1997 and 1996, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)  Reclassifications

     Certain 1996 balances have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In April the Company signed a new bank agreement providing for a secured $1.8 million nine month term loan. The loan agreement requires $300,000 pay downs in each of October, November and December 1997. See "Liquidity and Capital Resources".

     In May the State of Rhode Island, Department of Human Services, extended its support contract with the Company for another year, through June 30, 1998. The Company's current contract would have expired on June 30, 1997. The contract extension is valued at approximately $2.7 million.

Results of Operations - Six Months Ended June 30, 1997 Compared to 1996

     Contract revenue decreased $1,420,742 or 23% from $6,266,763 for the six months ended June 30, 1996 to $4,846,020 for the six months ended June 30, 1997 primarily due to the substantial completion of the Idaho and the Virgin Islands Child Support Enforcement (CSE) projects. Last year's figures also included $1.4 million from the now terminated Hawaii CSE project. This reduction was offset in part by additional work on the Rhode Island support contract related to welfare reform and the commencement of the Maine Automated Child Welfare Information System (MACWIS) in April.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $780,163 or 18% from $4,346,651 for the six months ended June 30, 1996 to $3,566,488 for the six months ended June 30, 1997. This was a consequence of a decreased level of effort needed to support the lower level of business.

     Gross profit decreased $640,580 or 33% from $1,920,112 for the six months ended June 30, 1996 to $1,279,532 for the six months ended June 30, 1997. Gross profit as a percentage of revenue earned decreased from 30.6% for the six months ended June 30, 1996 to 26.4% for the six months ended June 30, 1997. The decrease in gross profit margin is primarily due to an expected lower margin on the Maine MACWIS project where the Company's subcontractor is playing a significant role.

     Selling, general and administrative (SG&A) expenses decreased $172,235 or 15% from $1,171,553 for the six months ended June 30, 1996 to $999,318 for the six months ended June 30, 1997 primarily due to reduction of personnel and expenses due to the lower level of business. On a percentage basis, SG&A expenses increased to 21% of revenue from 19% primarily as a consequence of higher legal fees associated with: (1) the Company's Hawaii-related litigation;
(2) finalizing the Maine contract; and (3) the negotiation of a new bank agreement. See Part II - Other

Information, Item 1 - Legal Proceedings.

     Interest expense decreased to $112,636 from $221,328 due to a lower level of borrowing.

     As a result, income before income taxes decreased $411,432, or 70% from $587,564 for the six months ended June 30, 1996 to $176,132 for the six months ended June 30, 1997. Income taxes decreased to $65,521, or 37% of pre tax income, from $242,332, or 41% of pre tax income, due to a lower effective tax rate and lower income before taxes.

     Net income decreased $234,621, or 68%, from $345,232 for the six months ended June 30, 1996 to $110,611 for the six months ended June 30, 1997.

Results of Operations - Three Months Ended June 30, 1997 Compared to 1996

     Contract revenue increased $851,901 or 33% from $2,579,934 for the three months ended June 30, 1996 to $3,431,835 for the three months ended June 30, 1997 primarily due to the commencement of the Maine MACWIS project and the additional work on the Rhode Island support project related to welfare reform.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $767,111 or 42% from $1,826,237 for the three months ended June 30, 1996 to $2,593,348 for the three months ended June 30, 1997 due to the increased level of effort needed to support the higher level of business.

     Gross profit increased $84,790 or 11% from $753,697 for the three months ended June 30, 1996 to $838,487 for the three months ended June 30, 1997. Gross profit as a percentage of revenue earned decreased from 29.2% for the three months ended June 30, 1996 to 24.4% for the three months ended June 30, 1997. The decrease in gross profit margins is primarily due to an expected lower margin on the Maine MACWIS contract, where the Company's subcontractor is playing a significant role.

     SG&A expenses increased $10,914 or 2% from $462,073 for the three months ended June 30, 1996 to $472,987 for the three months ended June 30, 1997 primarily as a consequence of higher legal fees associated with: (1) the Company's Hawaii-related litigation; (2) finalizing the Maine contract; and (3) the negotiation of a new bank agreement. See Part II - Other Information, Item 1
- Legal Proceedings. On a percentage of revenue basis, SG&A expenses decreased to 14% from 18%.

     Interest expense decreased $67,349 to $61,979, or 52%, from $129,328 due to a lower level of borrowing.

     As a result, income before income taxes increased $117,367, or 61% from $190,951 for the three months ended June 30, 1996 to $308,318 for the three months ended June 30, 1997. However, income taxes decreased 16% to $65,521 from $78,290. The Company had reported a loss before taxes of $132,186 in the first quarter without recording any tax benefit for the loss. Such benefit has been effectively taken in the second quarter resulting in an effective tax rate for the quarter of 21%.

     Net income increased $130,136 or 116% from $112,661 for the three months ended June 30, 1996 to $242,797 for the three months ended June 30, 1997.

Liquidity and Capital Resources

     In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some state government agencies, the Company has, in the past, entered into joint ventures with other firms with greater financial resources when bidding for contracts. The Company expects to continue and expand this practice and to pursue more time and material contracts. Time and materials contracts generally do not require performance bonds and generally result in less delivery risk.

     The Company historically has not received its first contract progress payments on fixed price contracts until approximately three to six months after contract award, which itself was as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. The Company is taking steps to tighten up this timetable, thereby reducing the requirement for additional working capital. For example, the Company is breaking up proposed deliverables into smaller components which allow it to reach a payment milestone earlier than was previously possible. The Company is also attempting to hold its customers to their payment commitments, generally 30 days after invoicing.

     The Company has funded its operations through cash flows from operations, bank borrowings, and private placements of equity securities. Net cash provided by operating activities was $279,260 and $777,097 in the six months ended June 30, 1997 and 1996, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, contract and income tax receivables, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     On April 30, 1997 the Company signed a new term loan (the "loan") with its bank. The Company is required to reduce outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan is 16%, with the difference between 16% and prime plus 2% payable at maturity, which is January 31, 1998. There are also a number of provisions for accelerated payment to reduce the loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii. The warrants and the bank's right to a percentage of any recovery terminate if the Company pays down the Loan completely or raises $1 million of equity capital prior to maturity. The Company's obligations under the Loan are secured by substantially all of the assets of the Company. The loan also provides that the Company may not pay any dividends on its capital stock without the consent of the bank.

     Although the Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1997, this assumes timely payments from the Company's customers, that there are no material adverse decisions rendered in the ongoing Hawaii- related litigation and that the Company can meet its obligations to its bank. The Company continues to seek new equity in order to strengthen its financial flexibility.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii (the "State") against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages alleging breach of contract (the "Hawaii litigation"). Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child enforcement system. The suit alleges the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, and materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State is seeking general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest, and costs that the court deems just and proper all in an unspecified amount.

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

     In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond, the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602 and Aetna Casualty and Surety paid that claim. The Company expects that a request for reimbursement will be forthcoming from Aetna.

     On December 13, 1996, Complete Business Solutions, Inc. (CBSI), a subcontractor to the Company on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company had previously accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility. CBSI filed a motion to have their suit and the Company's counterclaim dismissed in Rhode Island and attempted to have all matters litigated in Hawaii. That motion was denied and the litigation is continuing in Rhode Island.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the

Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company further alleged that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortiously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $60 million in damages. On March 27, 1997, MAXIMUS filed a motion to dismiss many of the counts of the TPC germane to them. A hearing was held on April 17, 1997 and the motion was denied as to all but one count. That litigation is continuing in Hawaii.

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and continues to pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company is unable to prevail in its suit with the State, such a result could have a material adverse effect on the Company. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At June 30, 1997, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which exceeds stockholders' equity of $2.79 million and for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.


ITEM 2.  CHANGE IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on June 25, 1997, shareholders voted 742,323 shares (including voting preferred stock) in favor of:

     (1) The election of Dana H. Gaebe, Kenneth C. Kirsch, Nicholas R. Supron and Clifton C. Dutton as Directors to serve until the next annual meeting of the stockholders or until their successors are elected and qualified.


                        FOR         AGAINST        ABSTAIN        NO VOTE
Dana H. Gaebe         724,989         - 0 -         17,334        153,692
Kenneth C. Kirsch     724,864         - 0 -         17,459        153,692
Nicholas R. Supron    724,764         - 0 -         17,559        153,692
Clifton C. Dutton     724,439         - 0 -         17,884        153,692

     (2) Approval of the reservation of an additional 75,000 shares of the Company's authorized but unissued stock for employee stock options which may be granted under the 1993 Incentive Stock Option Plan.

     FOR                 AGAINST         ABSTAIN        NO VOTE
     367,925             65,907          2,834          459,349

ITEM 5.  OTHER INFORMATION

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


                              Network Six, Inc.



Date: August 5, 1997          By:   /s/  Kenneth C. Kirsch
                                    --------------------------------------
                                    Kenneth C. Kirsch
                                    Chairman, President and
                                    Chief Executive Officer



                              By:   /s/ Dorothy M. Cipolla
                                    --------------------------------------
                                    Dorothy M. Cipolla
                                    Chief Financial Officer and Treasurer
                                    (principal financial officer)