Form 10-Q
period 1997-09-30
NETWORK SIX INC
filed 1997-11-14
CIK 726714

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

                            ----------------------

(Mark One)
[X] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

[_] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period
      from                      to
          ---------------------    --------------------


                          Commission File No. 0-21038


                               NETWORK SIX, INC.
            (Exact name of registrant as specified in its charter)



        Rhode Island                                 05-036-6090
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X].   No [_].

As of September 30, 1997 there were 734,294 shares of the registrant's Common Stock, $.10 par value, outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               NETWORK SIX, INC.
                           Condensed Balance Sheets

Assets                                                                    Sept. 30, 1997        Dec. 31, 1996
------                                                                    --------------        -------------
                                   (unaudited)

Current assets:
     Cash                                                              $     1,996,047         $     127,581
     Contract receivables, less allowance for doubtful
          accounts of $50,000 at September 30, 1997 and
          $97,856 at December 31, 1996                                       1,655,814             1,528,757
     Costs and estimated earnings in excess of billings
          on contracts                                                       1,177,732             1,864,939
     Income taxes receivable                                                         -               516,046

     Other assets                                                               74,396               158,976
                                                                       ---------------       ---------------

          Total current assets                                               4,903,989             4,196,299
                                                                       ---------------       ---------------
Property and equipment
     Computers and equipment                                                   503,040               620,042
     Furniture and fixtures                                                    167,090               194,878
     Leasehold improvements                                                     20,191                20,191
                                                                       ---------------       ---------------

                                                                               690,321               835,111

Less: accumulated depreciation and amortization                                610,821               696,596
                                                                       -------------------------------------
          Net property and equipment                                            79,500                138,515

Deferred taxes                                                                 247,629               190,624

Contract receivables and costs in excess of billings
     on Hawaii contract                                                      3,459,381             3,571,824
Other assets                                                                   631,953               176,302
                                                                       ---------------       ---------------
                                                                       $     9,322,452       $     8,273,564
                                                                       ===============       ===============


                                                                         Sept. 30, 1997        Dec. 31, 1996
Liabilities and Stockholders' Equity                                 ---------------------------------------
------------------------------------                                                (unaudited)
Current liabilities:
     Current installment of obligations under capital
          leases                                                          $     71,573          $     70,190
     Notes payable to bank                                                   1,800,000             1,800,000
     Trade accounts payable                                                  1,572,745             1,732,332
     Accrued salaries and benefits                                             256,172               470,767
     Accrued subcontractor expense                                           1,016,022                22,244
     Accrued restructuring                                                           -                 5,383
     Note payable - short term                                                 101,492               143,646
     Other accrued expenses                                                    520,249               508,194
     Billings in excess of costs and estimated
          earnings on contracts                                                141,968                31,771
     Income taxes payable                                                      365,640                     -
     Deferred taxes                                                            113,513               270,021
     Preferred stock dividends payable                                         375,000               234,760
                                                                          ------------          ------------
          Total current liabilities                                          6,334,374             5,289,308
                                                                          ------------          ------------

Obligations under capital leases, excluding current
     installments                                                              127,240               171,608
Note payable - long term                                                             -                63,871
                                                                          ------------          ------------
          Total Liabilities                                                  6,461,614             5,524,787
                                                                          ------------          ------------

Stockholders' equity:
 Series A convertible preferred stock, $3.50 par value. Authorized
   857,142.85 shares; issued and outstanding 714,285.71 shares at
   September 30, 1997 and December 31, 1996; liquidation of $3.50 per share plus unpaid and accumulated
   dividends                                                                 2,235,674             2,235,674

 Common stock, $.10 par value. Authorized
   4,000,000 shares; issued 734,294 shares at
   September 30, 1997 and 721,192 at
   December 31, 1996                                                            73,429                72,119

Additional paid-in capital                                                   1,670,939             1,653,296

Retained earnings (accumulated deficit)                                     (1,119,204)           (1,206,265)

Treasury stock 3,748 common shares at
     December 31, 1996                                                               -                (6,047)
                                                                          ------------          ------------
          Total Stockholders' Equity                                         2,860,838             2,748,777
                                                                          ============          ============
          Total Liabilities & Stockholder's Equity                        $  9,322,452          $  8,273,564
                                                                          ============          ============

                               NETWORK SIX, INC.
                        Condensed Statements of Income
                                  (Unaudited)

                                                 Three months        Three months          Nine months          Nine months
                                                ended 9/30/97       ended 9/30/96        ended 9/30/97        ended 9/30/96
                                                -------------       -------------        -------------        -------------
Contract revenue earned                      $       3,572,313    $      1,657,465    $       8,418,333   $        7,924,228
Cost of revenue earned                               2,765,551           1,607,720            6,332,039            5,954,370
                                             -----------------    ----------------    -----------------   ------------------
     Gross profit                                      806,762              49,745            2,086,294            1,969,858

Selling, general & administrative
     expenses                                          558,555             485,504            1,557,873            1,657,056
                                             -----------------   -----------------    -----------------   ------------------
     Income from operations                            248,207            (435,759)             528,421              312,802

Other deductions (income)
     Interest expense                                   76,775             127,530              189,412              348,858
     Interest earned                                    (2,130)              2,503              (10,684)             (57,830)
                                             -----------------   -----------------    -----------------   ------------------
          Income before income taxes                   173,562            (565,792)             349,693               21,774

Income taxes                                 $          56,872   $        (228,347)   $         122,393   $           13,986
                                             -----------------   -----------------    -----------------   ------------------
Net income                                             116,690            (337,445)             227,300                7,788
                                             -----------------   -----------------    -----------------   ------------------
Per share information:
     Net income used in filly diluted
          calculation                                  116,690            (337,445)             227,300                7,788
     Less preferred dividend                            47,260              47,260              140,240              140,111
                                             -----------------   -----------------    -----------------   ------------------
          Net income used in primary
                per share calculation                   69,430            (384,705)              87,060             (132,323)
                                             -----------------   -----------------    -----------------   ------------------
Net income per share:
     Primary:
          Net income                                      0.09              (0.54)                 0.12               (0.18)

Fully diluted:
          Net income                                      0.09              (0.54)                 0.12               (0.18)

Shares used in computing net income
                per share:

     Primary                                          783,293             716,310              750,322              718,818
     Fully diluted                                    783,293             716,310              750,322              718,818


                               Network Six, Inc.
                       Condensed Statements of Cash Flow

                                  (Unaudited)


                                                                    Nine months               Nine months
                                                                          ended                     ended
Cash flows from operating activities:                                   9/30/97                   9/30/96
                                                                ---------------           ---------------
Net income                                                       $      227,300           $         7,788
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                       64,212                   245,922

     Provision for doubtful accounts                                    (47,856)                        -

     Loss on sale/disposal of fixed assets                               11,248                         -

     Increase in contract receivables                                   (79,201)                 (665,594)

     Decrease in other current assets                                    84,580                   137,311

     Decrease in costs and estimated
       earnings in excess of billings                                   687,206                 1,190,920

     Decrease in income tax receivable                                  516,046                 1,568,488

     Decrease in Long Term Amounts Due from Hawaii                      112,443                   517,943

     Increase (decrease) in trade accounts payable                     (159,587)                   83,000

     Increase (decrease) in accrued expense                              12,055                  (195,353)

     (Increase) decrease in other assets                               (455,651)                  228,226

     Decrease in due from officer                                             -                    63,779

     Increase (decrease) in accrued subcontractor                       993,778                  (159,140)

     Decrease in accrued restructuring                                   (5,383)                 (339,630)

     (Increase) decrease in deferred tax asset                          (57,005)                   93,546

     Decrease in deferred tax liability                                (156,508)                 (110,679)

     Decrease in accrued salaries and benefits                         (214,595)                 (141,881)

     Increase in income taxes payable                                   365,640                         -

     Increase (decrease) in billing excess of cost                      110,197                  (354,834)
                                                                ---------------           ---------------


     Net cash provided by operating activities                        2,008,919                 2,169,812
                                                                ---------------           ---------------


Cash flows from investment activities:
     Cash proceeds from sale/disposal of fixed asset                      1,947                         -

     Capital expenditures                                               (18,390)                        -
                                                                ---------------           ---------------


          Net cash used in investing activities                         (16,443)                        -
                                                                ---------------           ---------------





Cash flows from financing activities:
     Proceeds from the issuance of common stock                         18,953                    50,254

     Principal payments on capital lease obligations                   (42,985)                 (121,376)

     Payments on notes payable                                               -                (2,866,232)

     Payments on other notes payable                                  (106,025)                        -

     Proceeds from the sales of treasury stock                           6,047                         -
                                                                ---------------          ---------------

          Net cash used in financing activities                       (124,010)               (2,937,354)
                                                                ---------------          ---------------


Net increase (decrease) in cash and cash equivalents                 1,868,466                  (767,542)

Cash and cash equivalents at beginning of the period                   127,581                 1,205,652
                                                                ---------------          ---------------



Cash and cash equivalents at end of period                      $    1,996,047            $      438,110
                                                                ===============          ===============
Supplemental disclosure of cash flow information:
     Income taxes received                                      $     (545,781)           $   (1,872,156)

     Interest paid                                                     158,326                   307,194



                                Network Six, Inc.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)


(1)     Basis of Presentation

        The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the statements of income and cash flows for the nine month periods ended September 30, 1997 and 1996, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)     Reclassifications

        Certain 1996 balances have been reclassified to conform to the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events, which could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures and regulatory and state funding changes could cause results to differ materially from any that may be expected. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

General

          In September 1997 the State of Rhode Island, Department of Human Services, increased its support contract, due to welfare reform, with the Company by $1.7 million. This increased the contract ceiling to $4.3 million through June 30, 1998.

          In September 1997 the Company announced it had been selected by the State of Rhode Island, Department of Administration and by GTECH Corporation to provide software support services.

          In September the Company confirmed that it had received a proposal from Netmaster Group, Inc. ("Netmaster") to invest $1.5 million in the Company, under certain conditions. The Company has asked Netmaster to clarify it's proposal.

Results of Operations - Nine Months Ended September 30, 1997 Compared to 1996

         Contract revenue increased $494,105 or 6% from $7,924,228 for the nine months ended September 30, 1996 to $8,418,333 for the nine months ended September 30, 1997 primarily due to the commencement of the Maine Automated Child Welfare Information System (MACWIT) in April and additional work on the Rhode Island support contract related to welfare reform. This increase was offset in part by the substantial completion of the Idaho and the Virgin Islands Child Support Enforcement (CSE) projects and the West Virginia support project. Last year's figures also included $1.8 million from the now terminated Hawaii CSE project.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $377,669 or 6% from $5,954,370 for the nine months ended September 30, 1996 to $6,332,039 for the nine months ended September 30, 1997. This was a consequence of an increased level of effort needed to support the higher level of business.

         Gross profit increased $116,436 or 6% from $1,969,858 for the nine months ended September 30, 1996 to $2,086,294 for the nine months ended September 30, 1997. Gross profit as a percentage of revenue was 25% for the nine months ended September 30, 1996 the same as it was for the nine months ended September 30, 1997. The Company's expected lower margin on the Maine MACWIS project, where the Company's subcontractor is playing a significant role, was offset by higher margins on the welfare reform work on the Rhode Island support project. Also the $1.8 million of Hawaii revenue was recorded at zero margin in 1996.

         Selling, general and administrative (SG&A) expenses decreased $99,183 or 6% from $11,657,056 for the nine months ended September 30, 1996 to $1,557,873 for the nine months ended September 30, 1997 primarily due to a reduction of expenses to support the Company's marketing and proposal efforts. On a percentage basis, SG&A expenses decreased to 19% of revenue from 21% primarily as a consequence of the Company's efforts to reduce expenses and increased revenues.

         Interest expense decreased $159,446 to $189,412, or 46%, from $348,858 due to a lower level of borrowing.


         As a result, income before income taxes increased $327,919, from $21,774 for the nine months ended September 30, 1996 to $349,693 for the nine months ended September 30, 1997. Income taxes increased to $122,393, or 35% of pre-tax income, from $13,986.

     Net income increased $219,512 from $7,788 for the nine months ended September 30, 1996 to $227,300 for the nine months ended September 30, 1997.

Results of Operations - Three Months Ended September 30, 1997 Compared to 1996

         Contract revenue increased $1,914,848 or 116% from $1,657,465 for the three months ended September 30, 1996 to $3,572,313 for the three months ended September 30, 1997 primarily due to the commencement of the Maine MACWIS project and the additional work on the Rhode Island support project related to welfare reform.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $1,157,831 or 72% from $1,607,720 for the three months ended September 30, 1996 to $2,765,551 for the three months ended September 30, 1997 due to the increased level of effort needed to support the higher level of business.

         Gross profit increased $757,017 from $49,745 for the three months ended September 30, 1996 to $806,762 for the three months ended September 30, 1997. Gross profit as a percentage of revenue earned increased from 3% for the three months ended September 30, 1996 to 23% for the three months ended September 30, 1997. The increase in gross profit margins is primarily due to higher margins on the Rhode Island support project and on the Maine MACWIS contract. Also the Company's 1996 third quarter revenue included more than $400,000 of Hawaii revenue at no margin as well as a write-down of revenue and hence gross profit, of approximately $250,000 on three fixed price contracts.

         SG&A expenses increased $73,051 or 15% from $485,504 for the three months ended September 30, 1996 to $558,555 for the three months ended September 30, 1997 primarily as a consequence of higher legal and related fees associated with: (1) the Company's Hawaii-related litigation; and (2) the negotiation of a new bank agreement. See Part II - Other Information, Item 1 - Legal Proceedings and Liquidation and Capital Resources. On a percentage of revenue basis, however, SG&A expenses decreased to 16% from 29%.

         Interest expense decreased $50,775 to $76,775, or 40%, from $127,530 due to a lower level of borrowing.

         As a result, income before income taxes increased $739,354, from a loss of $565,792 for the three months ended September 30, 1996 to a profit of $173,562 for the three months ended September 30, 1997. Also, income taxes increased to $56,872 from a negative $228,347.

          Net income increased $454,135 from a loss of $337,445 for the three months ended September 30, 1996 to a profit of $116,690 for the three months ended September 30, 1997.

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

         The Company historically has not received its first contract progress payments on fixed price contracts until approximately three to six months after contract award, which itself was as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. The Company is taking steps to tighten up this timetable, thereby reducing the requirement for additional working capital. For example, the Company is breaking up proposed deliverables into smaller components, which allow it to reach a payment milestone earlier than was previously possible. The Company is also attempting to hold its customers to their payment commitments, generally 30 days after invoicing.

         The Company has funded its operations through cash flows from operations, bank borrowings, and private placements of equity securities. Net cash provided by operating activities was $2,008,919 and $2,169,812 in the nine months ended September 30, 1997 and 1996, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, contract and income tax receivables, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

         On April 30, 1997 the Company signed a term loan (the "loan") with its bank which required the Company to reduce its outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan is 16%, with the difference between 16% and prime plus 2% payable at maturity, which is January 31, 1998. There were also a number of provisions for accelerated payment to reduce the loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii. The warrant and the bank's right to a percentage of any recovery terminate if the Company pays down the Loan completely or raises $1 million of equity capital prior to maturity. The Company's obligations under the Loan are secured by substantially all of the assets of the Company. The Loan also provided that the Company might not pay any dividends on its capital stock without the consent of the bank.

         In September and October 1997, the Company did not meet the pay down schedule in the Loan. The Company has received notice that they are in default on the term loan. A new loan agreement is under negotiation, and the Company anticipates being able to conclude a mutually satisfactory arrangement soon. Should the Company be unable, however, to satisfy the bank with respect to further pay downs and terms, the bank could exercise its remedies under the agreement.

         The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1997. Concurrently, the Company continues to seek new capital in order to strengthen its financial flexibility.

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

         In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, has submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond, the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602 and Aetna Casualty and Surety paid that claim. Lockheed Martin IMS (Lockheed), who guaranteed the performance bond, reimbursed Aetna for that claim. In October 1997, the Company reached an agreement in principal with Lockheed to repay the $859,602 over a five year period.

         On December 13, 1996, Complete Business Solutions, Inc. (CBSI), a subcontractor to the Company on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company had previously accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility. CBSI filed a motion to have their suit and the Company's counterclaim dismissed in Rhode Island and attempted to have all matters litigated in Hawaii. That motion was denied on July 2, 1997 and the litigation is continuing in Rhode Island.

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

         Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and continues to pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company is unable to prevail in its suit with the State, such a result could have a material adverse effect on the Company. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a negative impact on the Company or the dollar amount of the potential impact. At September 30, 1997, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which exceeds stockholders' equity of $2.86 million and for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.


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


                                      Network Six, Inc.




Date: November 14, 1997               By: /s/ Kenneth C. Kirsch
                                          ------------------------------
                                          Kenneth C. Kirsch
                                          Chairman, President and
                                          Chief Executive Officer




                                      By: /s/ Dorothy M. Cipolla
                                          ------------------------------
                                          Dorothy M. Cipolla
                                          Chief Financial Officer and
                                          Treasurer (principal financial
                                          officer)