Form 10-K405
period 1997-12-31
NETWORK SIX INC
filed 1998-03-30
CIK 726714

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                        Commission File Number 0-21038

                               NETWORK SIX, INC.
            (Exact name of registrant as specified in its charter)

          Rhode Island                           05-0366090
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification Number)

       475 Kilvert Street
       Warwick, Rhode Island                        02886
   (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (401) 732-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X.   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 27, 1998 (computed by reference to the closing price of such stock on the NASDAQ/ National Market System) was $2,325,814.

     As of February 28, 1998, there were 734,294 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
          DOCUMENT                                        WHERE INCORPORATED
          --------                                        ------------------

     Portions of the registrant's definitive Proxy
       Statement regarding the 1997 Annual
          Meeting of Stockholders                              Part III


--------------------------------------------------------------------------------

                               NETWORK SIX, INC.

                                   Form 10-K

                               TABLE OF CONTENTS
                               -----------------



Item                                                                           Page
------                                                                         ----
                                       Part I

1       Business.............................................................     3
2       Properties...........................................................     9
3       Legal Proceedings....................................................    10
4       Submission of Matters to a Vote of Security Holders..................    11

                                       Part II

5       Market for Registrant's Common Equity and Related Stockholder Matters    12
6       Selected Financial Data..............................................    13
7       Management's Discussion and Analysis of Financial Condition and
           Results of Operation..............................................    14
8       Financial Statements and Supplementary Data..........................    20
9       Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..............................................    20

                                      Part III

10      Directors and Executive Officers of the Registrant...................    21
11      Executive Compensation...............................................    21
12      Security Ownership of Certain Beneficial Owners and Management.......    21
13      Certain Relationships and Related Transactions.......................    21

                                       Part IV

14      Exhibits, Financial Statement Schedules and Reports on Form 8-K......    21
        Signatures...........................................................    24

                                 PART I

ITEM 1.  BUSINESS.

GENERAL

     Network Six, Inc. is a systems integrator and provider of software, information technology consulting and network services to government and industry. Incorporated in 1976 under the name National E-F-T, Inc., the Company has historically focused on providing its services to state government human services agencies, and substantially all of its revenues are currently derived from contracts with such agencies. However, the Company today targets its marketing activities to many government agencies as well as non-profits and private industry.

     The Company is incorporated under the laws of Rhode Island, and its principal executive offices are located at 475 Kilvert Street, Warwick, Rhode Island 02886, telephone number (401) 732-9000.

INDUSTRY

     Rapid improvements in price and performance of computer and communications equipment in the last 20 years, coupled with the growth of sophisticated, powerful software, have resulted in a substantial increase in the number of organizations that use computer-based information systems and in the scope of such systems. The proliferation of both products and suppliers of products has not only expanded the scope of tasks that can be performed by information systems; it has also increased the complexity of such systems.

     Information systems typically include computer hardware (mainframe, minicomputers, and workstations), software (both custom and packaged), and communications equipment. Effective operation of information systems depends not only on having proper equipment and software, but also on having well-trained and skilled personnel.

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

STATE GOVERNMENT HUMAN SERVICES AGENCY MARKET

     State government human services agencies provide services to a large percentage of the population and maintain extensive records. They are among the organizations that most need the services of outside providers of information technology services to assist in upgrading and maintaining their information systems. Many state agencies' information systems are obsolete and have limited data-interfacing capabilities. For all intents and purposes the states are in a fiscal crisis, requiring their human service agencies to become more productive and perform enhanced functions with fewer personnel.

     Human service agencies have large and burdensome caseloads. One in four children in the United States lives in a single parent household. Welfare reform has recently passed in Congress and is a major initiative that could have a significant impact on human service delivery by government agencies. Unmarried mothers in some inner city areas deliver 80% of all babies. The number of families receiving Aid to Families with Dependent Children (AFDC) through the third generation is increasing and has been referred to by Senator Daniel Patrick Moynihan as "the permanent underclass."

     State human services agencies have had a growing need to increase the capacity and enhance the capabilities of their information systems as the federal government, which in most cases provides a substantial portion of the funding of the programs that the states administer, has required detailed standardized reporting of program data, elimination of errors, and more responsive management.

     Over time, the federal government has assisted the states by providing financial assistance for information systems that could be broken down into six major areas: (i) the Child Support Enforcement (CSE) program; (ii) the welfare programs of AFDC and food stamps that have been combined into Family Assistance Management Information Systems (FAMIS); (iii) the Jobs Opportunities and Basic Skills (JOBS) program; (iv) the Medicaid and experimental managed care programs;
(v) the Child Welfare program; and (vi) other programs, including Electronic Benefit Transfer (EBT), automated program policy systems, and out sourcing and privatization of human services agency functions. The U.S. Department of Health and Human Services (HHS) administers these programs at the federal level, with the exception of the food stamp program that is administered by the Food Nutrition Service of the U.S. Department of Agriculture (USDA).

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

     JOBS. Beginning October 1, 1990, all states have been required to have a Job Opportunities and Basic Skills Training Program. The program is designed to help needy families with children to avoid long-term welfare receipt by providing education, training, job placement, and other supportive services including childcare.

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

     Child Welfare. In November 1993 Congress created a funding authority for Statewide Automated Child Welfare Information Systems (SACWIS) that provides federal funds at a 75% rate for the creation of information systems for fiscal years 1994, 1995, 1996 and 1997.Funding levels in 1998 vary from 50 75%. Also in December 1993, the Administration for Children and Families of HHS published the final rules for the implementation of the section of the Social Security Act of 1935 that requires the collection of adoption and foster care data.

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

     Federal Funding. Federal Financial Participation (FFP) is the term used for federal funds that are provided to states to assist in delivering human services or for establishing automated systems to assist in such delivery. From time to time Congress will increase FFP percentages for a limited time in an attempt to motivate states to automate or upgrade certain systems. The following is a table of FFP percentages for state automation by selected program as of December 31, 1997:



                                                                               Projected End Date
Program                                              FFP%                       Of Current FFP%
--------                                             ----                       ---------------
Temporary Aid to Needy Families                       100%                         None*
Food Stamps                                            50%                         None
CSE                                                    66%-90%                     September 30, 1999**


Medicaid                                               50%                         None
Medicaid/Managed Care                               50-90%                         Varies
Child Welfare                                       50%-75%                        None
Other Human Services Systems                        Varies                         Varies


* State block grants up to a maximum
 dollar amount by state.
**Declines to 66%, except for certain
 welfare reform initiatives, which would
 be eligible for 80% FFP

The Federal Funding Participation percentages shown above are subject to change by the U.S. Congress.

CONTRACTS AND SERVICES PROVIDED

     The Company's contracts with state human services agencies have covered four basic types of projects: (i) the transfer of an entire automated information system currently in use by another state, which involves the development of substantial modifications to that system and installation of the modified system; (ii) the development of an entirely new system; (iii) the development and installation of enhancements to an agency's existing system; and
(iv) providing support services with respect to an existing system. The following table sets forth information as of December 31, 1997 relating to the Company's significant contracts with state human services agencies since December 1994:

State                  Program Area     Project                 Contract Date       Status
-----                  ------------     -------                 -------------       ------
U.S. Virgin Islands   CSE               transfer system         December 1994       In process

Idaho                 CSE               support services        May 1995            In process

Washington State      CSE               support services        December 1995       Complete

Louisiana             Child Care        package software        March 1995          Complete
                                        with customization

Rhode Island          FAMIS/CSE         support services        July 1995           In process

Rhode Island          Dept. of Health   develop new system      May 1996            In process

Maine                 Child Welfare     transfer system         April 1997          In process

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

     Services. The Company's contracts with state agencies are usually fixed price agreements, except for support services which are generally time and materials contracts, and typically involve most or all of the following services provided by the Company:


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

     As a result the services provided in performing a contract are not technically complex, but require emphasis on carefully defining the needs of the staffs of the agencies that administer the human services programs involved and adapting existing technology to satisfy those needs. Change orders and enhancements under existing contracts are also usually performed on a fixed-price basis and may result in substantial additions to the base contract price. Contract performance generally occurs over a period of 24 to 36 months.

     Federal Certification. When system development and installation are complete, the contracting state agency is generally required to obtain federal certification that the system meets federal requirements. There are no fixed time requirements for obtaining certification, and certification of the systems installed by the Company has generally been received between 6 and 12 months following completion of installation. Many state agencies require the contractor to provide a performance bond, ranging from 10% to 50% of the contract price, to be released upon completion of the warranty period or upon certification. Total-systems contracts also often provide for a warranty period following completion of the contract.

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


COMPETITION


     The Company's business is highly competitive. The Company's competitors for state human services agency contracts include firms such as Andersen Consulting, Unisys, Lockheed Martin Information Management Systems, IBM/ISSC, SHL SystemsHouse (now part of MCI), EDS, American Management Systems, BDM International (now part of TRW) and Deloitte & Touche, with substantially greater financial, technical, and marketing resources than those of the Company. The Company believes, however, that no single contractor is dominant in its market and that the primary competitive factors are reputation, capability and resources, experience with similar systems, quality and reliability of service, flexibility and price.

     With respect to other State agencies, non-profits and private sector, there are numerous companies that provide software and system development and information technology services. None, however, dominates the market. The network services market is relatively young and has many companies competing for various business opportunities.


BACKLOG


     Substantially all of the Company's revenues are derived from work to be performed under contracts of expected duration exceeding one year. Such contracts may be terminated on relatively short notice and may be subject to/contingent upon state or federal funding. The Company does not believe that contracts for work outstanding at any particular time provide a meaningful indication of future revenue. At December 31, 1997, the Company had the following contracts to provide services which, if fully performed, would result in the revenues shown:

                                                                        Amount
                                                                    Recognized as
                                                                       Contract
                                                                       Revenues
                                           Contract                  Earned thru                        Backlog
Contract Title                             Amount(1)                   12/31/97                    As of 12/31/97(2)
----------------------                -------------------          ----------------             -----------------------

Rhode Island CSE                           $ 2,498,400             $ 2,270,892                       $  227,508
Rhode Island Support                         4,343,584               2,160,445                        2,183,139
U.S. Virgin Islands                          6,029,590               5,551,948                          477,642
Rhode Island Dept. of Health                 1,933,916               1,474,453                          459,463
Maine Child Welfare (MACWIS)                 6,703,578               5,721,103                          982,475
Others                                         554,621                 197,381                          357,240
                                           -----------             -----------                       ----------
Totals                                     $22,063,689             $17,376,222                       $4,687,467
                                           ===========             ===========                       ==========

     (1) Contract amounts for certain of the above contracts have been adjusted to reflect change orders for enhancements or additional functionality.

     (2) The Company expects that substantially all of its backlog at December 31, 1997 will be realized by the end of 1998. There can be no assurance, however, that the Company will ultimately realize all of these revenues from such contracts. See Note 10 to Financial Statements regarding concentration of revenue.


EMPLOYEES

     The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified technical and project management personnel. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

     As of December 31, 1997, the Company had approximately 74 employees. None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are excellent.

ITEM 2.  PROPERTIES.

     The Company's principal offices are located in Warwick, Rhode Island, approximately 12 miles from Providence. The Company leases approximately 9,500 square feet of office space at this location under a lease with an average annual cost including utilities of approximately $186,000 that expires on October 31, 2000. The Company believes that these offices are adequate for its current and near term needs.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1995, the Company began negotiating a significant amendment to its contract for a child support enforcement ("CSE") system with the State of Hawaii (the State) when it determined that the total estimated cost to complete the system would be significantly greater than expected. In March 1996, the Company received final State and federal government approval for this contract amendment totaling $4.4 million. As a result of numerous in-depth reviews of this contract amendment, management determined that remaining contract costs would exceed the contract value by $440,000, and therefore, accrued this loss in December 1995.

     In June 1996 the Company announced a new subcontract agreement with Complete Business Solutions, Inc ("CBSI") to expand CBSI's role in the Hawaii CSE contract. CBSI, at the request of Hawaii, was contracted to lead a detailed review of the current system under development. Hawaii, in turn, agreed to pay CBSI $1.2 million from the Company's remaining contract budget when various milestones were achieved. The Company had a significant role in the detailed review and had hoped that its results would facilitate the resolution of open contractual scope issues.

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

     The Company vigorously denies the State's allegation and, on January 23, 1997, filed a counter claim against the State alleging that the State has breached the contract. The Company is seeking $70 million in damages and is alleging that the State fraudulently induced the Company into designing and building a system having capabilities and features far beyond the scope of the Company's contract. The fraudulent inducement was in the form of withholding payments, improper rejection of work that satisfied the requirements of the contract and verbal and written abuse of the Company's employees and management.


     In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond; the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602 and Aetna Casualty and Surety paid that claim. Lockheed Martin IMS (Lockheed), who guaranteed the performance bond, reimbursed Aetna for that claim. In December 1997, the Company reached an agreement with Lockheed to repay the $859,602 over a five-year period.

     On December 13, 1996 CBSI filed a lawsuit in the Superior Court of the State of Rhode Island for $517,503, which the Company had previously accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owned to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information and proprietary intellectual property inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between the MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $60 million in damages.

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The Nasdaq National Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a favorable outcome is likely. At December 31, 1997, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which exceeds stockholders' equity of approximately $2.96 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

     Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously in the first, second and third quarters, respectively. In addition, 1996 costs incurred related to the Hawaii contract of $1.96 million have been charged to expense.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in The Nasdaq National Market under the symbol "NWSS." Prior to August 2, 1993, the Common Stock was traded in the over-the-counter market under the same symbol.

     The following table sets forth the high and low sales prices of the Company's Common Stock as reported on The Nasdaq National Market. The prices have been adjusted to reflect the one-for-four reverse stock split which occurred on December 11, 1996.


                                        HIGH                    LOW
                                     ----------              ----------
           1997
           First Quarter               $ 2.88                   $0.88
           Second Quarter                2.13                    1.25
           Third Quarter                 3.00                    1.75
           Fourth Quarter                3.88                    2.25


           1996
           First Quarter               $15.50                   $6.00
           Second Quarter               15.50                    7.25
           Third Quarter                11.50                    4.00
           Fourth Quarter                6.50                    0.63

As of December 31, 1997 there were 298 holders of record of the Common Stock, representing approximately 331 beneficial owners. The last reported sale price for the Common Stock, as reported on The Nasdaq National Market on February 27, 1998 was $3.25 per share.


DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.
The Company's Articles of Incorporation prohibit the payment of dividends on the Common Stock if dividends required to be paid on the Company's Series A Convertible Preferred Stock are in arrears, which they are.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in or incorporated by reference in this Form 10-K. The selected financial data for each of the five years in the period ended December 31, 1997 are derived from the Company's audited financial statements.

INCOME STATEMENT DATA:

                                                              Year Ended December 31,
                                -----------------------------------------------------------------------------------
                                    1997              1996              1995             1994             1993
                               ---------------  ----------------  ----------------  ---------------  ---------------
Contract revenue earned            $11,460,437      $ 7,344,380       $20,985,012       $21,210,878      $14,570,469
Cost of revenue earned               8,620,097        7,359,649        19,299,944        13,768,838        9,206,879
                                   -----------      -----------       -----------       -----------      -----------
Gross profit (loss)                  2,840,340          (15,269)        1,685,068         7,442,040        5,363,590
Selling, general and
   administrative expense            2,071,294        2,240,073         4,369,260         3,700,789        3,030,977
Research & development
   expense                                   -                -           185,235                 -                -
Restructuring expense                        -         (119,436)          537,221                 -                -
Income (loss) from
   operations                          769,046       (2,135,906)       (3,406,648)        3,741,251        2,332,613
Income (loss) before
   income taxes                        534,950       (2,533,368)       (3,792,521)        3,574,612        2,322,061
Net income (loss)                      406,950       (1,758,345)       (2,427,440)        2,109,020        1,395,718
Net income (loss) per share
   Basic                                  0.25            (2.71)            (3.68)             2.79             1.80
   Diluted                                0.25            (2.71)            (3.68)             2.39             1.61
Shared used in computing net
 income (loss) per share
   Basic                               729,927          719,317           709,841           689,587          670,928
   Diluted                             729,927          719,317           709,841           883,184          867,503

BALANCE SHEET DATA:

                                                              Year Ended December 31,
                                -----------------------------------------------------------------------------------
                                    1997              1996              1995             1994             1993
                               ---------------  ----------------  ----------------  ---------------  ---------------
Working capital                    $    22,117      $(1,073,671)      $(2,075,339)      $ 6,266,622      $ 4,137,410
Hawaii contract receivables*         3,459,382        3,571,824         5,711,022         3,691,048          958,517
Total assets                         9,292,103        8,273,564        14,945,273        11,930,399        9,285,090
Long-term obligations                1,422,725          235,479           254,393           158,038                -
Total stockholders' equity           2,955,420        2,748,777         4,644,494         6,914,434        4,602,337

* See Note 12 in the notes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following analysis of the financial conditions and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in or incorporated by reference in this Form 10-K.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events that could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, litigation results and regulatory and state funding changes could cause results to differ materially from any that may be expected. In particular, adverse decisions in on-going material litigation could have a material adverse effect on the Company's financial condition and operating results. See Item 3 - Legal Proceedings. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.


GENERAL

     The Company was incorporated in 1976 as National E-F-T, Inc. Initially the Company provided consulting services with respect to electronic funds transfer and electronic data interchange systems. In 1983 the Company changed its name to Network Solutions, Inc. and on February 1, 1994 to Network Six, Inc. By 1983, the Company had changed its focus to that of a regional provider of systems development and contract computer programming services. Since 1988, the Company has focused its efforts on providing its services to state government human services agencies. Most recently, the Company began targeting its marketing efforts at other government agencies as well as non-profits and the private sector.

     In January 1997 the Company announced that it had been selected as an approved vendor with the State of Arizona, Department of Administration, to provide data processing, management and consulting services. The Company was one of several vendors selected in a competitive procurement process from a very large field to provide Arizona services. As of yet, however there has been no revenue recognized from Arizona.

     Also in January 1997, the Company announced the formation of a Network Services Division. The new division, based in Warwick, RI, provides system administration, consulting, design, implementation and support services in the LAN, WAN, Internet/intranet and remote communications technology areas. The Company created this division based on the current and future market demand. Although the division is new, the Company has considerable experience in these areas, having worked most recently on remote cellular communications, Web page development, LAN/WAN development and legacy system/LAN integration projects.

     In March 1997 the Company announced the resignation of Mr. James J. Trainor from the Board of Directors. Mr. Clifton C. Dutton was elected to the Board of Directors in March 1997.

     In March 1997 the Company announced that it had signed a contract with the State of Maine, Department of Human Services, to transfer, modify and implement a child welfare system for $6.3 million. Unisys Corporation is a subcontractor to the Company on this contract and is playing a significant role in modifying the system Unisys developed for Indiana for Maine.

     In March 1997 the Company received a $332,000 Change Order to its contract with the State of Rhode Island, Department of Health, to provide a centralized data management, tracking and communications system which will link the State's databases into the Rhode Island Children's Access Program or "RICAP." This Change Order increased the value of the Company's contract with the State of Rhode Island Department of Health to $1.9 million.

     In May 1997 the State of Rhode Island, Department of Human Services, extended its support contract with the Company for another year, through June 30, 1998. The Company's current contract would have expired on June 30, 1997. The value of the contract extension is approximately $2.7 million.

     In September 1997 the State of Rhode Island, Department of Human Services, increased its support contract with the Company by $1.7 million in response to federal welfare reform legislation. This increased the contract ceiling to $4.3 million through June 30, 1998. Also in September 1997, the Company announced it had been selected by the State of Rhode Island, Department of Administration and by GTECH Corporation to provide software support services to each of these entities.

     In September 1997 the Company confirmed that it had received a proposal from Netmaster Group, Inc. ("Netmaster") to invest $1.5 million in the Company, under certain conditions. The

Company has asked Netmaster to clarify its proposal. There has been no further contact between the companies.

     In January 1998 the Company announced a new $1.5 million line of credit (See "Liquidity and Capital Resources") and the change of its independent auditors from KPMG Peat Marwick LLP to Sansiveri, Kimball & McNamee L.L.P. The Company also announced an extension of the child support enforcement contract with the U.S. Virgin Islands and a contract to assist MIM Corporation with the application development of pharmaceutical benefits management system.

     Effective February 23, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") announced new listing requirements for continued inclusion on the Nasdaq National Market. Nasdaq has provided notice to the Company that the Company does not meet the new continued listing requirements with respect to the Company's net tangible assets and the market value of the Company's listed Common Stock. Although the Company believes it can propose and effect a plan to achieve compliance with the new listing requirements, there can be no assurance that the Company will be able to stay in compliance with the new Nasdaq requirements and the inability of the Company to satisfy such requirements could adversely affect the value of the Company's stock. The Company, if de-listed from The Nasdaq National Market, has the option seek inclusion of its securities on The Nasdaq SmallCap Market.

     The Company has received comments from the Securities and Exchange Commission regarding the timing of revenue recognition with regard to the Company's contract with the State of Hawaii during 1996 and whether an allowance should be taken by the Company against the contract receivable relating to that contract ($3,459,382 at December 31, 1997). The Company believes that, although the outcome of the Company's litigation with the State of Hawaii is uncertain (see Item 3 Legal Proceedings), that it is likely to prevail in the Hawaii litigation and therefore the Company is correct in not taking an allowance against that receivable.

     The Company has conducted a comprehensive review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather that four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Company.


RESULTS OF OPERATIONS

     The following table sets forth for the years indicated, information derived from the Company's Financial Statements expressed as a percentage of the Company's contract revenue earned:

                                                         Year ended December 31,
                                        ----------------------------------------------------------
                                            1997           1996           1995           1994
                                        -------------  -------------  -------------  -------------
Contract revenue earned                      100.0%         100.0%         100.0%         100.0%
Cost of revenue earned                        75.2%         100.2%          92.0%          64.9%
Gross profit                                  24.8%          -0.2%           8.0%          35.1%
Selling and administrative expenses           18.1%          30.5%          20.8%          17.4%
Research and development expense               0.0%           0.0%           0.9%           0.0%
Restructuring                                  0.0%          -1.6%           2.6%           0.0%
Income before income taxes                     4.7%         -34.5%         -18.1%          16.9%
Net income (loss)                              3.6%         -23.9%         -11.6%           9.9%


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Contract revenue earned increased $4,116,057, or 56%, from $7,344,380 in the year ended December 31, 1996 to $11,460,437 in the year ended December 31, 1997 primarily due to the commencement of the Maine Automated Child Welfare Information System (MACWIS) and additional work on the Rhode Island support contract in response to federal welfare reform legislation. This increase was offset in part by the substantial completion of the Idaho and the Virgin Islands Child Support Enforcement (CSE) projects and the West Virginia support project.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $1,260,448, or 17%, from $7,359,649 in 1996 to $8,620,097 in 1997. This was a consequence of an increased level of effort needed to support the higher level of business.


     Gross profit increased $2,855,609 from a loss of $15,269 in 1996 to $2,840,340 in 1997. Gross profit as a percentage of revenue was (0.2%) for 1996 and 25% for 1997. The Company's expected lower margin on the Maine MACWIS project, where the Company's subcontractor is playing a significant role, was offset by higher margins on the welfare reform work on the Rhode Island support project.

     Selling, general and administrative expenses decreased $168,779, or 8%, from $2,240,073 in 1996 to $2,071,294 in 1997 primarily due to a reduction of expense to support the Company's marketing and proposal efforts. On a percentage basis, SG&A expenses decreased from 31% in 1996 to 18% in 1997 primarily as a consequence of the Company's efforts to reduce expenses and increase revenues.

     Interest expense decreased $169,895 or 39% from $435,925 in 1996 to $266,030 due to a lower level of borrowing.

     As a result of the foregoing, income before income taxes was $534,950 in 1997, an increase of $3,068,318 from a loss of $2,533,368 in 1996. Income before income taxes, as a percentage of contract revenue earned increased from a loss of 34% in 1996 to 5% in 1997.

     Net income of $406,950 in 1997 represents an increase of $2,165,295 from a net loss of $1,758,345 in 1996. As a percentage of contracts revenue earned net income increased from a loss of 24% in 1996 to 4% in 1997. The Company's effective tax rate was 31% for 1996 and 24% for 1997. The Company was able to utilize all remaining carry back and tax credits in 1997.


     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Contract revenue earned decreased $13,640,632, or 65.0%, from $20,985,012 in the year ended December 31, 1995 to $7,344,380 in the year ended December 31, 1996, primarily due to the completion of the Maine FAMIS and the West Virginia CSE (OSCAR) projects and the substantial completion of the Idaho CSE and the Virgin Islands CSE (VIPERS) projects. In 1995, revenue recognized on the Hawaii contract totaled $6.1 million. Also, in 1996, due to the developments with the Hawaii contract discussed above and the uncertainties they created, the Company ceased recognition of revenue on the Hawaii contract and recorded an adjustment of $1.8 million in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously recognized in the first, second and third quarters, respectively. See Item 3 Legal Proceedings.

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

     Gross profit decreased $1,700,337 or 100.9% from $1,685,068 in 1995 to ($15,269) in 1996. Gross profit as a percentage of revenue earned decreased from 9% in 1995 to (0.2)% in 1996. This was due to sales of hardware to Virgin Islands, Hawaii and Rhode Island RICAP projects that were at lower margins than profit earned on labor contracts and no corresponding revenue on Hawaii costs of approximately $1.96 million.

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

     Restructuring charges decreased $656,657 or 122.2% from $537,221 in 1995 to ($119,436) in 1996. The Company accrued $268,000 for payroll and related payroll taxes, $250,000 for excess office space and miscellaneous charges in 1995. The credit in 1996 of $119,436 was the result of the Company renegotiating the lease for its office space and being released from its commitment for unnecessary space.

     As a result of the foregoing, loss before income taxes decreased $1,259,153, or 33.2%, from a loss of $3,792,521 for 1995 to a loss of
$2,533,368 for 1996. Loss before income taxes, as a percentage of contract revenue earned increased from 18.1% in 1995 to 34.5% in 1996.

     Net loss decreased $669,095, from a net loss of $2,427,440 in 1995 to a net loss of $1,758,345 in 1996. Net loss as a percentage of contract revenue earned increased from 11.6% in 1995 to 23.9% in 1996 primarily due to no revenue being recognized on the Hawaii contract. The Company recorded income tax benefit for federal and state income taxes for 1995 and 1996 in the amount of $1,365,081 and $775,023, respectively. The Company's effective tax rate was 36% for 1995 and 31% for 1996. The Company is not able to carry back losses for state income tax returns and has established a $134,000 reserve against future tax benefits which reduced the effective rate for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some customers, the Company has, in the past, entered into joint ventures with other firms with greater financial resources when bidding for contracts. The Company expects to continue and expand this practice prospectively as well as to pursue more time and material contracts than it has historically pursued. Time and materials contracts generally do not require performance bonds and almost always involve less risk to deliver what the customer requires.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by (used in) operating activities was $1,854,052, $2,253,504 and ($2,732,814) in the years ended December 31, 1997,
1996, and 1995 respectively. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     On April 30, 1997 the Company signed a term loan (the "Loan") with its bank which required the Company to reduce its outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan was 16%, with the difference between 16% and prime plus 2% payable at maturity, which was January 31, 1998. There were also a number of provisions for accelerated payment to reduce the Loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii.
The warrant and the bank's right to a percentage of any recovery would terminate if the Company paid down the Loan completely or raised $1 million of equity capital prior to maturity. The Company's obligations under the Loan were secured by substantially all of the assets of the Company. The Loan also provided that the Company not pay any dividends on its capital stock without the consent of the bank. On January 26, 1998 the Loan was paid in full. The warrant and the bank's right to a percentage of any Hawaii recovery were returned to the Company.

     On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At December 31, 1997 the Line of Credit had an outstanding balance of zero.

     The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1998. This assumes, however, that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii, MAXIMUS and CBSI. See Item 3-- Legal Proceedings. The Company is actively seeking new capital to improve its financial flexibility.

     The Company believes that inflation has not had a material impact on its results of operations to date.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

     In 1997, the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" established guidance for recognizing revenue on software transactions. The adoption of the statement in 1998 is not expected to have a significant effect on the Company's financial condition or results of operations. This statement is effective for fiscal years beginning after December 15, 1997.

     In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement requires the Company to change the method that was previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is contained on pages F-2 to F-24 of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On January 6, 1998, the Company engaged the firm of Sansiveri, Kimball & McNamee, LLP ("SKM"), as its certifying accountant. The decision to engage SKM was approved by the Audit Committee of the Board of Directors of the Company.

     On January 6, 1998, the Company terminated, with the concurrence of its Audit Committee, its relationship with its certifying accountant KPMG Peat Marwick LLP ("KPMG"). Also on January 6, 1998 a Form 8K was filed with the SEC about this change and about a disagreement with KPMG.

had reason to know that revenue under the contract should not be recognized because of changed conditions, such revenue was reversed in the fourth quarter of 1996 and for the year ended December 31, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The Company currently intends to include the information required by Item 10 for its 1998 Annual Meeting Proxy Statement ("1998 Proxy Statement") and such proxy statement is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company currently intends to include the information required by Item 11 in the Company's 1998 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company currently intends to include information required by Item 12 in the Company's 1998 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently intends to include information required by Item 13 in the Company's 1998 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  (1)  LIST OF FINANCIAL STATEMENTS.

     The following financial statements and notes thereto of the Company and Independent Auditors' Report thereon are included on pages F-2 to F-24 of this report:

          Independent Auditors' Report of Sansiveri, Kimball & McNamee L.L.P. Independent Auditors' report of KPMG Peat Marwick LLP
          Balance Sheets as of December 31, 1997 and 1996
          Statements of Operations for the Years Ended December 31, 1997, 1996,
             and 1995
          Statements of Stockholders' Equity for the Years Ended December 31,
             1997, 1996, and 1995

          Statements of Cash Flows for the Years Ended December 31, 1997, 1996
             and 1995
          Notes to Financial Statements

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

     10.3   Incentive Stock Option Plan (incorporated by reference from the
            Company's Form 10, exhibit 10.9, File No. 0-21038)

     10.4   Deferred Compensation Agreement between the Company and Mr.
            Robert E. Radican, as amended (incorporated by reference from the Company's Form 10-K, exhibit 10.10, for the fiscal year ended
            December 31, 1994)

     10.5 1993 Employee Stock Purchase Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended
            December 31, 1994)

     10.6 1993 Incentive Stock Option Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.18, for the fiscal year ended
            December 31, 1993)

     10.7   Contract dated November 10, 1994, between the Company and the
            Government of the Virgin Islands re CSE transfer system
            (incorporated by reference from the Company's Form 10-K, exhibit
            10.21, for the fiscal year ended December 31, 1994)

     10.8 Non-employee Director Stock Option Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended December 31, 1996)

     10.9    Contract dated May 1996 between the Company and the State of Rhode
             Island Department of Health re RICAP system (incorporated by reference from the Company's Form 10-K, exhibit 10.13, for the fiscal year ended December 31, 1996)

     10.10   Contract dated July 1996 between the Company and the State of Rhode
             Island Department of Human Services re support services
             (incorporated by reference from the Company's Form 10-K, exhibit
             10.14, for the fiscal year ended December 31, 1996)

     10.11   Contract dated May 1996 between the Company and Complete Business
             Solutions, Inc. re walk through agreement (incorporated by reference from the Company's Form 10-K, exhibit 10.15, for the fiscal year ended December 31, 1996)

     10.12   Employment Agreement between the Company and Mr. Kenneth C. Kirsch dated January 1, 1997 (incorporated by reference from the Company's
             Form 10-K, exhibit 10.16, for the fiscal year ended December 31,
             1996)

     10.17   Credit Agreement dated December 31, 1997 between the Company and
             Prinvest Financial Corporation

     10.18   Contract dated April , 1997 between the Company and the State of
             Maine Re: Automated child welfare system

     10.19 Settlement agreement dated December 29, 1997 between the Company and Lockheed Martin IMS re note payable

     22.1    List of Subsidiaries (incorporated by reference from the Company's
             Form 10, File No. 0-21038)

     23.1    Consent of Sansiveri, Kimball & McNamee L.L.P.

     23.2    Consent of KPMG Peat Marwick LLP

     27.1    Financial Data Schedule -- 1997

     27.2    Financial Data Schedule -- 1996, 1995 and quarters for 1996

     27.3    Financial Data Schedule -- quarters for 1997

(B)  REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 31st day of March 1998.


                                         NETWORK SIX, INC.



                                         By:     /s/ Kenneth C. Kirsch
                                            --------------------------
                                         Kenneth C. Kirsch
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                   Title                              Date
---------                   -----                              ----


/s/ Kenneth C. Kirsch     Chairman of the Board, President,    March 31, 1998
 -----------------------  and Chief Executive Officer
 Kenneth C. Kirsch        (Principal Executive Officer)




/s/ Dorothy M. Cipolla    Chief Financial Officer, and         March 31, 1998
------------------------  Treasurer (Principal Financial
Dorothy M. Cipolla        and Accounting Officer)




/s/ Dana H. Gaebe         Director                             March 31, 1998
------------------------
Dana H. Gaebe



/s/ Nicholas R. Supron    Director                             March 31, 1998
------------------------
Nicholas R. Supron



/s/ Clifton C. Dutton    Director                              March 31, 1998
------------------------
Clifton C.  Dutton

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES





                                                                                             Page
                                                                                             ----
Independent Auditors' Report of Sansiveri, Kimball & McNamee L.L.P.                          F-2
Independent Auditors' Report of KPMG Peat Marwick LLP                                        F-3
Balance Sheets as of December 31, 1997 and 1996                                              F-4
Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995               F-6
Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996, and 1995     F-7
Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995               F-8
Notes to Financial Statements                                                                F-10

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Network Six, Inc.:


We have audited the accompanying balance sheet of Network Six, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Network Six, Inc. as of December 31, 1996 and 1995 were audited by other audits or, whose report dated March 28, 1997 on those statements included an explanatory paragraph that described significant uncertainties as to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Six, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed more fully in Note 12 to the financial statements, in 1996 the State of Hawaii terminated a significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test, and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and features beyond the scope of the contract. At December 31, 1997 and 1996, the Company had unbilled work-in-progress and related receivables from the State of Hawaii of approximately $3.5 million. Also, the Company is involved in other litigation related to the Hawaii contract as discussed in Note 12.


Sansiveri, Kimball & McNamee L.L.P.
/s/ Sansiveri, Kimball & McNamee L.L.P.

Providence, Rhode Island
March 3, 1998

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

The accompanying 1996 and 1995 financial statements have been prepared assuming that the company will continue as a going concern. As discussed more fully in note 12 to the financial statements, in 1996 the State of Hawaii terminated a significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and features beyond the scope of the contract. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a material adverse impact on the Company's financial position. At December 31, 1996, the Company had unbilled work-in-process related to the contract with the State of Hawaii of approximately $3.5 million, which exceeded the Company's stockholders' equity of approximately $2.7 million, for which no allowance for uncollectability had been recorded. Additionally, the Company has not accrued for any liability to the State which may result from this litigation. Also, the Company is involved in other litigation related to the Hawaii contract as discussed in note 12, has suffered recurring losses and its bank financing agreement has expired. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these uncertainties are also described in note 12. The 1996 and 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.


KPMG Peat Marwick LLP
/s/ KPMG Peat Marwick LLP

Providence, Rhode Island
March 28, 1997

                                          NETWORK SIX, INC.

                                            Balance Sheets
                                      December 31, 1997 and 1996

ASSETS (NOTE 4)                                                      1997                   1996
---------------                                               -----------------      -----------------

Current assets:
     Cash                                                       $ 1,291,924               $  127,581
     Contract receivables, less allowance for doubtful
          accounts of $50,000 in 1997 and
          $97,856 in 1996 (note 2)                                2,011,379                1,528,757
     Costs and estimated earnings in excess of billings
          on contracts (note 3)                                   1,388,515                1,864,939
     Income taxes receivable (note 6)                                     -                  516,046
     Other assets                                                   244,257                  158,976
                                                                -----------               ----------

          Total current assets                                    4,936,075                4,196,299
                                                                -----------               ----------


Property and equipment (note 5)
     Computers and equipment                                        506,484                  620,042
     Furniture and fixtures                                         167,558                  194,878
     Leasehold improvements                                          20,191                   20,191
                                                                -----------               ----------

                                                                    694,233                  835,111
Less: accumulated depreciation and amortization                     627,146                  696,596
                                                                -----------               ----------
          Net property and equipment                                 67,087                  138,515

Deferred taxes (note 6)                                             391,475                  190,624

Contract receivables and costs in excess of billings
     on Hawaii contract (notes 2, 3 and 12)                       3,459,382                3,571,824
Other assets                                                        438,084                  176,302
                                                                -----------               ----------

                                                                $ 9,292,103               $8,273,564
                                                                ===========               ==========


See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                          December 31, 1997 and 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1997                   1996
------------------------------------                                                -----------------      ------------------
Current liabilities:
     Notes payable to bank  (note 4)                                                      $ 1,160,000             $ 1,800,000
     Current installment of obligations under capital leases (note 5)                          82,690                  70,190
     Accounts payable                                                                         188,377               1,732,332
     Accrued salaries and benefits                                                            449,133                 470,767
     Accrued subcontractor expense                                                          1,352,393                  22,244
     Accrued restructuring (note 11)                                                                -                   5,383
     Note payable - short term (note 7)                                                       163,871                 143,646
     Other accrued expenses                                                                   342,465                 508,194
     Billings in excess of costs and estimated earnings on contracts (note 3)                 155,754                  31,771
     Income taxes payable (note 6)                                                             13,338                       -
     Deferred taxes (note 6)                                                                  545,869                 270,021
     Preferred stock dividends payable                                                        460,068                 234,760
                                                                                           ----------             -----------
          Total current liabilities                                                         4,913,958               5,289,308
                                                                                           ----------             -----------

Obligations under capital leases, excluding current
     installments (note 5)                                                                    104,003                 171,608
Note payable - long term (note 7)                                                             742,239                  63,871
Hawaii Payable (note 12)                                                                      576,483                       -
                                                                                           ----------             -----------
          Total Liabilities                                                                 6,336,683               5,524,787
                                                                                           ----------             -----------
Commitments (notes 5, 9 and 12)
Other information (notes 10 through 11)
Stockholders' equity: (note 8)
     Series A convertible preferred stock, $3.50 par value. Authorized
          857,142.85 shares; issued and outstanding 714,285.71 shares in 1997 and
          1996; liquidation of $3.50 per share plus unpaid and accumulated dividends        2,235,674               2,235,674
     Common stock, $.10 par value. Authorized
          4,000,000 shares; issued 734,294 shares in 1997 and 721,192 in 1996                  73,429                  72,119
Additional paid-on capital                                                                  1,670,939               1,653,296
Retained earnings (accumulated deficit)                                                    (1,024,622)             (1,206,265)
Treasury stock 3,748 common shares at cost                                                          -                  (6,047)
                                                                                          -----------             -----------

          Total stockholders' equity                                                        2,955,420               2,748,777
          Total Liabilities & Stockholder's Equity                                        $ 9,292,103             $ 8,273,564
                                                                                          ===========             ===========

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                           Statements of Operations
                 Years ended December 31, 1997, 1996 and 1995


                                                        1997                    1996                   1995
                                                ------------------      -----------------      -----------------

Contract revenue earned (note 10)                      $11,460,437            $ 7,344,380            $20,985,012
Cost of revenue earned                                   8,620,097              7,359,649             19,299,944
                                                       -----------            -----------            -----------
     Gross profit (loss)                                 2,840,340                (15,269)             1,685,068

Selling, general & administrative expenses               2,071,294              2,240,073              4,369,260
Research & development expense                                   -                      -                185,235
Restructuring (note 11)                                          -               (119,436)               537,221
                                                       -----------            -----------            -----------
     Income (loss) from operations                         769,046             (2,135,906)            (3,406,648)

Other deductions (income)
     Interest expense                                      266,030                435,925                396,286
     Interest earned                                       (31,934)               (38,463)               (10,413)
                                                       -----------            -----------            -----------
          Income (loss) before income taxes                534,950             (2,533,368)            (3,792,521)

Income taxes (note 6)                                      128,000               (775,023)            (1,365,081)
                                                       -----------            -----------            -----------

Net income                                             $   406,950            $(1,758,345)           $(2,427,440)
                                                       ===========            ===========            ===========

Net income (loss)  per share:
Basic                                                        $0.25                 $(2.71)                $(3.68)
                                                       ===========            ===========            ===========
Diluted                                                      $0.25                 $(2.71)                $(3.68)
                                                       ===========            ===========            ===========

Shares used in computing net income per share:
Basic                                                      729,927                719,317                709,841
                                                       ===========            ===========            ===========
Diluted                                                    729,927                719,317                709,841
                                                       ===========            ===========            ===========

Preferred dividends declared                           $   225,308            $   187,500            $   187,500
                                                       ===========            ===========            ===========


See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                      Statements of Stockholders' Equity
                 Years ended December 31, 1997, 1996 and 1995

                                                       Series A                             Retained
                                                      Convertible            Additional     Earnings                    Total
                                                       Preferred    Common     Paid-in    (Accumulated   Treasury   Stockholders'
                                                         Stock      Stock      Capital      Deficit)       Stock        Equity
                                                  -------------------------------------------------------------------------------
Balance at December 31,1994                            $2,235,674   $69,900   $1,260,387   $ 3,354,520    $(6,047)    $ 6,914,434
Net Loss                                                                                    (2,427,440)                (2,427,440)
Dividends declared on preferred stock
     7.5%/share                                                                               (187,500)                  (187,500)
Shares Issued in connection
     with exercise of options                                         1,175      342,057                                  343,232
Shares Issued in connection
     with exercise of warrants                                          442        1,326                                    1,768
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1995                            2,235,674    71,517    1,603,770       739,580     (6,047)      4,644,494

Net Loss                                                                                    (1,758,345)                (1,758,345)
Dividends declared on preferred stock                                                         (187,500)                  (187,500)
     7.5%/share
Shares Issued in connection
     with exercise of options                                           490       37,485                                   37,975
Shares Issued in connection with
     employee stock purchase plan                                       112       12,041                                   12,153
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1996                            2,235,674    72,119    1,653,296    (1,206,265)    (6,047)      2,748,777

Net Income                                                                                     406,950                    406,950
Dividends declared on preferred stock
     7.5%/share (Q1-Q3); 13.5% (Q4)                                                           (225,308)                  (225,308)
Sale of 4,998 treasury shares                                                                               6,047           6,047
Sale of 13,102 new shares                                             1,310       17,643                                   18,954
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1997                           $2,235,674   $73,429   $1,670,939   $(1,024,623)   $     -     $ 2,955,420
                                                  ===============================================================================

See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                           Statements of Cash Flows
                 Years ended December 31, 1997, 1996 and 1995



                                                                     1997                  1996                 1995
                                                               ----------------      ----------------      ---------------

  Net Income (loss)                                                $   406,950           $(1,758,345)         $(2,427,440)

  Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                               82,010               337,460              400,904
            Provision for doubtful accounts                            (47,856)               47,856                    -
            Loss on sale/disposal of fixed assets                        9,023                60,487                    -
            Changes in operating assets and liabilities:
            Contract receivables                                      (434,765)             (100,059)             364,203
            Cost and estimated earnings
                 in  excess of billings on contracts                   476,423             1,348,138            1,360,086
            Income taxes receivable                                    516,046             1,231,778           (1,672,533)
            Other current assets                                       (85,281)              105,186              (97,611)
            Deferred tax assets                                       (200,851)               80,736             (216,999)
            Due from officer                                                 -                63,779               (4,654)
            Other assets                                              (261,782)              256,547             (114,587)
            Long Term Amounts Due from Hawaii                          112,442             2,139,198           (2,019,974)
            Accounts payable                                        (1,543,955)               35,333            1,236,419
            Accrued salaries and benefits                              (21,634)               28,104              236,332
            Accrued profit sharing                                           -                     -             (602,922)
            Accrued subcontractor exp.                               1,330,149              (399,613)            (223,878)
            Other notes payable                                        698,593               207,517                    -
            Hawaii payable                                             576,483                     -                    -
            Other accrued expenses                                    (165,729)             (110,675)             244,467
            Accrued restructuring                                       (5,383)             (512,297)             517,680
            Billings in excess of costs
              and estimated earnings on contracts                      123,983              (355,028)             164,049
            Income taxes payable                                        13,338                     -                    -
            Deferred tax liability                                     275,848              (475,598)             123,644
                                                               ---------------        --------------       --------------
                Net cash provided by (used in) operating
                 activities                                          1,854,052             2,230,504           (2,732,814)
                                                               ---------------        --------------       --------------


                               NETWORK SIX, INC.

                 Years ended December 31, 1997, 1996 and 1995


                                                                    1997                  1996                  1995
                                                               ---------------      ----------------      ----------------
  Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal of Capital Assets            $    1,948           $    32,811            $        -
     Capital expenditures                                             (21,552)              (10,277)             (383,808)
                                                                -------------          ------------         -------------
          Net cash provided by (used in) investing
          activities                                                  (19,604)               22,534              (383,808)
                                                                -------------          ------------         -------------


Cash flows from financing activities:
     Principal payments on capital lease obligations                  (55,105)             (181,235)             (107,512)
     Net proceeds (payments) from note payable to bank               (640,000)           (3,200,000)            3,450,000
     Proceeds from issuance of common stock                            18,953                50,126               345,000
     Proceeds from sales of treasury stock                              6,047                     -                     -
     Payment of dividends                                                   -                     -              (187,500)
                                                                -------------          ------------         -------------
          Net cash provided by (used in) financing activities        (670,105)           (3,331,109)            3,499,988
                                                                -------------          ------------         -------------

    Net increase (decrease) in cash                                 1,164,343            (1,078,071)              383,366

    Cash at beginning of year                                         127,581             1,205,652               822,286
                                                                -------------          ------------         -------------
    Cash at end of year                                            $1,291,924           $   127,581            $1,205,652
                                                                =============          ============         =============

Supplemental cash flow information:
          Cash (received) paid during the year for:
                Income taxes                                       $ (467,781)          $(2,086,198)           $  307,453
                Interest                                              222,376               399,182               372,484
                                                                =============          ============         =============

Supplemental disclosure of non-cash investing activities
     Acquisition of assets through capital lease obligations                -                     -            $  318,106
                                                                =============          ============         =============


See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1996 and 1995


 (1) Summary of Significant Accounting Policies

 (a) Description of Business

  Network Six, Inc. (the "Company"), formerly Network Solutions, Inc., is a provider of software development and computer-related consulting services to government and industry. Founded in 1976, the Company focuses on providing its services to state government health and human services agencies. Currently, substantially all of its revenues are derived from contracts with such agencies. Services are provided under "time and materials" contracts and "fixed price" contracts. Under these contracts, which are generally awarded as a result of formal competitive-bidding processes, the Company provides a range of information technology services, consisting primarily of systems integration, system design, software development, hardware planning and procurement, and personnel training. More recently, the Company has expanded its customer base to include private sector, non-profit and other organizations.

  The Company has reported income from operations in 1997 after having sustained significant losses in both 1996 and 1995. The Company has also successfully obtained working capital financing as discussed in Note 4, that Management expects will provide the Company with adequate funds to support operations in 1998. In addition, the on-going litigation, as more fully discussed in Note 12, is not expected to be resolved until late 1999.

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

  Cost of revenues earned includes all direct material and labor costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

  The Company also recognizes revenue from the sale of hardware to various customers. Revenue and related costs for these sales are recorded when the customer accepts delivery and installation of the hardware.

  In the state government systems integration industry, it is common practice to negotiate change orders to existing contracts in progress due to the custom nature of systems integration projects. In addition, such change orders generally must be submitted to the federal government for approval because a portion of state systems integration projects is federally funded. Over the years, the Company has successfully negotiated and received federal approval of numerous contract change orders. However, the frequent need for change orders in the systems integration business and the inherent uncertainties in obtaining state and federal approval of change orders is a significant risk, which could have a material impact to the Company.

(c) Other Assets
  Other assets consist of employee receivables both current and long-term portions, lease receivables, sales tax refund receivable, prepaid insurance, and security deposits.

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

(e) Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f) Net Income (Loss) Per Common Share
  Basic net income (loss) per common share is computed by dividing net income
  (loss), after deducting

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

  dividends on Series A convertible preferred stock by the weighted average number of common shares, and in the case of diluted earnings per share assuming the conversion of the convertible preferred stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants. For 1997, 1996 and 1995, the stock purchase warrants, options, and convertible preferred stock and related dividends declared have not been included in the computation of net income or loss per share, since the effect would be anti-dilutive.

(g) Financial Instruments

  Financial Instruments consist of cash, contract accounts receivable, leases receivable, accounts payable, lease obligations, and notes payable. The carrying value of these financial instruments approximate their fair value, except for the financial instruments related to the Hawaii contract for which fair value cannot be determined due to the circumstances discussed in note 12.

(h) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As discussed in (b), significant estimates include the ultimate collectability on the Hawaii contract receivables, estimated costs to complete under the percentage of completion method of accounting. Actual results could differ from those estimates.

(i) Reclassifications
  Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

(j) Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

    In 1997 the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" established guidance for recognizing revenue on software transactions. The adoption of the statement in 1998 is not expected to have a significant effect on the Company's financial condition or results of operations. This statement is effective for fiscal years beginning after December 15, 1997.

  In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement requires the Company to change the method that was previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(2) Contract Receivables

Contract receivables at December 31 consist of:                  1997                1996
                                                             ------------        ------------
Time and materials and completed fixed price contracts         $  476,552          $1,339,864
Fixed price contracts in progress                               1,584,827             286,749
                                                           --------------      --------------
                                                                2,061,379           1,626,613
           Less allowance for doubtful accounts                    50,000              97,856
                                                           --------------      --------------
                                                               $2,011,379          $1,528,757
                                                           ==============      ==============


At December 31, 1997 and 1996, $571,286 was receivable from the State of Hawaii ("Hawaii") and CBSI, a subcontractor to the Company on the Hawaii contract. This amount has been reclassified to a long-term asset and is included in contract receivables and costs in excess of billings on Hawaii contract due to the litigation discussed in note 12.

(3) Costs and Estimated Earnings on Contracts

Costs and estimated earnings on contracts at
December 31 consist of:                                                          1997                 1996
                                                                           ----------------     ----------------

Beginning balance                                                              $ 1,833,168        $ 2,826,278
Costs incurred                                                                   8,620,097          7,359,649
Estimated Earnings                                                               2,840,340            (15,269)
                                                                              ------------        -----------
                                                                                13,293,605         10,170,658
Less billings                                                                   12,060,844          8,337,490
                                                                              ------------        -----------
                                                                               $ 1,232,761        $ 1,833,168
                                                                              ============        ===========
Included in the accompanying balance sheets under the
following captions:                                                                1997                 1996
                                                                               -----------          -----------

Costs and estimated earnings in excess of billings on contracts                $ 1,388,515          $ 1,864,939
Billings in excess of costs and estimated earnings on contracts                   (155,754)             (31,771)
                                                                         -----------------    -----------------
                                                                               $ 1,232,761          $ 1,833,168
                                                                         =================    =================


Costs and estimated earnings on contracts at December 31, 1997 and 1996 are expected to be billed and collected within one year. At December 31, 1997 and 1996 $2,925,238 was related to the Hawaii contract. This amount has been reclassified to long term assets due to the litigation discussed in note 12 and is included in contract receivables and costs in excess of billings on Hawaii contract.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(4) Note Payable to Bank

On April 30, 1997 the Company signed a term loan (the "Loan") with its bank which required the Company to reduce its outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan was 16%, with the difference between 16% and prime plus 2% payable at maturity, which was January 31, 1998. There were also a number of provisions for accelerated payment to reduce the loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii.
The warrant and the bank's right to a percentage of any recovery terminate if the Company pays down the Loan completely or raises $1 million of equity capital prior to maturity. The Company's obligations under the Loan were secured by substantially all of the assets of the Company. The Loan also provided that the Company not pay any dividends on its capital stock without the consent of the bank. On January 26, 1998 the Loan was paid in full and the warrants and the rights to a percentage of any Hawaii recovery were returned to the Company.

On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender. Receivables from four of the Company's contracts secure the new line of credit. The Company can borrow up to 80% of the invoice amount on a ninety-day promissory note. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The line also carries a six- percent annual service fee. The prime rate was 8.5% at December 31, 1997.

(5) Leases
The Company leases office space and equipment under several operating leases expiring at various times through 1998. Rent expense including utilities for the years ended December 31, 1997, 1996 and 1995 was approximately $186,000, $431,000 and $780,000, respectively. Rental obligations as of December 31, 1997 for the remainder of the lease terms are as follows:

                                                 Capital Leases                Operating
                                                                                Leases

                   1998                                $102,758                   $174,047
                   1999                                  83,436                    166,445
                   2000                                  29,838                    138,703
                                                    -----------                -----------
           Total lease payments                         216,032                   $479,195
                                                                               ===========
           Amount representing interest                  29,339
                                                    -----------
           Net present value of payments                186,693
           Less current portion                          82,690
                                                    -----------
           Long term portion                           $104,003
                                                    ===========

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

The Company subleased a portion of its leased office space to a customer in 1995. Rental income earned was approximately $27,000. The sublease agreement expired in 1995.

During 1995, the Company leased various computer equipment from its vendors, then in turn leased those assets to two of its customers. The Company's lease obligation is included above. The lease to the customers is accounted for as a sales type lease. Consequently, the Company recognized a gross profit of approximately $5,300, $2,500 and $27,000, respectively for 1997, 1996 and 1995.
Over the life of these leases the Company will recognize approximately $107,000 of lease interest income. Approximately $18,500, $31,500 and $26,000 of lease interest income was recognized in 1997, 1996 and 1995, respectively, and is included in contract revenue in the statement of operations.

Future minimum lease payments to be received are as follows:

                   1998                         $108,256
                   1999                           90,530
                   2000                           26,366
                                           -------------
                                                 225,152
           Amount representing interest           32,044
                                           -------------
           Net present value of payments         193,108
           Less current portion                   97,243
                                           -------------
           Long term portion                    $ 95,865
                                           =============

Approximately $73,700 of the net present value of payments is related to the Hawaii contract and had been reclassified to contract receivables and costs in excess of billings on Hawaii contract, the remainder is classified in other assets.

(6) Income Taxes
The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                          1997                1996                 1995
                                      ------------       --------------       ---------------

Current taxes:
           Federal                        $ 36,000           $(380,161)          $(1,171,725)
           State                            17,000                   -              (100,000)
                                        ----------           ---------           -----------
Sub total                                   53,000            (380,161)           (1,271,725)
Deferred taxes:
           Federal                          53,000            (314,651)              (61,988)
           State                            22,000             (80,211)              (31,368)
                                        ----------           ---------           -----------
Sub total                                   75,000            (394,862)              (93,356)
                                        ----------           ---------           -----------
Total                                     $128,000           $(775,023)          $(1,365,081)
                                        ==========           =========           ===========

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

Actual income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:

                                                     1997                 1996                  1995
                                                 -------------       --------------        ---------------
Computed "expected" tax expense (benefit)            $181,883            $(861,345)           $(1,289,454)
Increase in income tax expense (benefit)
     resulting from state and local taxes, net
     of federal income tax benefit                     25,740              (52,939)               (86,703)
Change in beginning of the year balance of
     the valuation allowance for deferred tax
     asset, allocated to income tax expense           (84,000)             134,000                      -
Other, net                                              4,377                5,261                 11,076
                                               --------------      ---------------      -----------------
Total income tax expense (benefit)                   $128,000            $(775,023)           $(1,365,081)
                                               ==============      ===============      =================

Effective tax rate                                        24 %                 (31)  %                (36)  %
                                               ==============      ===============      =================


Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                                        1997               1996
                                                                    ------------       -------------
Deferred tax assets:
           Accounts receivable, principally
           due to allowance for                                         $ 19,640            $ 38,438
           doubtful accounts Deferred
           compensation                                                   77,805              78,943
           Unamortized retainage,
           due to change
           in tax reporting                                               24,409              48,818
           Property, plant and equipment
           depreciation                                                   35,451             138,897
           Non-deductible loss on contract                                80,350              58,236
           Vacation expense                                               35,997              30,643
           Contingent
           liability                                                     200,380             200,380
           Health insurance                                                1,268              24,068
           Stock bonus                                                    16,940                   -
           Net operating
           loss carry
           forward                                                             -              27,552
           Alternative
           minimum tax
           credit carryover                                                    -              56,420
                                                                        --------            --------
                           Total gross deferred
                           tax assets                                    492,240             702,395
           Less valuation allowance                                       50,000             134,000
                                                                       ---------            --------
                           Net deferred tax asset                        442,240             568,395
                                                                       ---------            --------

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


Deferred tax liabilities:                                           1997               1996
                                                                ------------       -------------
           Retainage, due to deferral for tax reporting           $596,634            $638,576
           Other                                                         -               9,216
                                                                  --------            --------
           Total gross deferred tax                                596,634             647,792
           liability
                                                                  --------            --------
                       Net deferred tax
                       liability                                  $154,394            $ 79,397
                                                                  ========            ========


In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of deferred tax assets as of December 31, 1997 is supported by the fact that the Company has sufficient reversals of temporary differences to support the recognition of the deferred tax assets.

(7) Notes Payable

On December 12, 1996 the Company restructured a $218,901 account payable with CPL Worldgroup ("CPL") to an eighteen month unsecured note payable. CPL is a subcontractor to the Company, and continues to provide services to the Company. The note carries a 9.25% interest, with monthly payments of $13,071, due on the first of the month, through June of 1998. If all note payments are made on time and all future invoices are paid within thirty days, $50,036 of the balance will be forgiven. All payments were made when due and the note was paid off in February of 1998.

On December 29, 1997 the Company restructured a $842,239 account payable with Unisys to a four year unsecured note payable. After Unisys filed a claim against the Company's Hawaii- related performance bond, the bonding company paid Unisys, and then Lockheed Martin IMS Corporation ("Lockheed") reimbursed the bonding company. Lockheed had guaranteed the Company's performance bond for the Hawaii contract. The note is payable to Lockheed and carries an initial interest rate of five percent through 1998, six percent during 1999, seven and one half percent in 2000 and nine percent during 2001, with such interest to be paid monthly. Principal payments are to be made annually as follows: December 1998 - $100,000, December 1999 - $200,000, December 2000 - $200,000 and December 2001 -
$342,239. Under certain conditions, the Company is obligated to pay Lockheed the remaining principal balance within 15 days of receipt of funds if the Company settles or wins its litigation against the State of Hawaii. The note has a discount provision for early payment.

(8) Stockholders' Equity

 (a) Preferred Stock

  On October 29, 1992, the Company issued 714,285.71 shares of its Series A Convertible Preferred Stock at its par value of $3.50 per share. Proceeds from the issuance were $2,500,000. Costs of issuance were $264,326, and were netted against the proceeds of the offering. This stock had a redemption provision, which was exercisable at the option of the shareholder for $3.50. On March 10, 1993, an amendment to the original Stock Purchase Agreement dated October 29, 1992 was

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

  signed. The effective date of the amendment was October 29, 1992 and the agreement removed the redemption option and increased the dividend rate to the preferred stockholders beginning on October 1, 1997 as noted below.

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

  Each share of Preferred Stock may be converted at any time into Common Stock, on a basis of four shares of Preferred Stock for one share of Common Stock and the holders of Preferred Stock are entitled to one vote per four shares on all matters on which stockholders are entitled to vote, including the election of Directors. So long as there are at least 238,071 shares of Preferred Stock outstanding, the holders thereof are entitled as a class to elect one member of the Board of Directors. The affirmative vote of a majority of the issued and outstanding shares of Preferred Stock is required: (i) for the issuance of a class of equity securities with dividend rights superior to the Preferred Stock; (ii) for the Company to engage in any transaction that would materially impair the rights of the Preferred Stock; (iii) for the Company to declare, pay or otherwise distribute any dividends except out of retained earnings of the Company; (iv) to increase or decrease the size of the Company's Board of Directors (v) or to issue Common Stock or rights to purchase Common Stock to officers, employees, directors or consultants of the Company if the total number of shares held by such persons would exceed 10% of the issued and outstanding shares of Common Stock after giving effect to such issuance.

  Until September 30, 1997, the holders of Preferred Stock are entitled to receive dividends at the rate of 7.5% per share per annum payable quarterly in arrears commencing on December 31, 1992. Effective October 1, 1997, the dividend rate becomes the prime rate of interest as of the first business day following the end of the quarter, plus five (5) percent. The Company is required to pay such dividends before any dividends may be declared or paid for any of the Common Stock. In the event the Company shall be in arrears in whole or in part with respect to at least three quarterly dividend payments due to holders of Preferred Stock, such holders voting as a class are entitled to elect two members of the Board of Directors. Accrued and unpaid dividends as of December 31, 1997 were $460,068.

 (b) Common Stock Warrants

  Warrants to purchase 3,750 shares of the Company's Common Stock at an exercise price ranging from $12.00-$18.00 per share were authorized and issued April 14, 1995. At December 31, 1997 all of these warrants remain outstanding and are exercisable until April 14, 2000.

  Warrants to purchase 10,000 shares of the Company's Common Stock at an exercise price of $16.00 per share were authorized and issued in 1993. At December 31, 1997 all of these warrants remain outstanding and are exercisable until November 23, 2003.

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

  Warrants to purchase 50,487 shares of the Company's Common Stock at an exercise price of $1.75 per share were authorized and issued in 1997 to the Company's principal lender at that time. At December 31, 1997 all of these warrants remained outstanding and exercisable until April 30, 2002. On January 26, 1998, however, these warrants were returned to the Company, per the terms of the Loan agreement with the Company's principal lender.

 (c) Stock Option Plan

  The Company's Board of Directors and stockholders adopted the Company's Incentive Stock Option Plans (the "Stock Option Plans") on April 1, 1993 and April 25, 1994, respectively. Options granted under the Stock Option Plans are intended to qualify as incentive options under Section 422(a) of the Internal Revenue Code of 1986, as amended. The Board of Directors administers the Stock Option Plans. Subject to certain limitations, the Board of Directors has authority to determine the exercise prices, vesting schedules and terms of the options. The maximum term of any option outstanding is ten years.

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

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," which provides for a fair value based methodology of accounting for all stock option plans.

  The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Since options were granted at fair market value at date of grant, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income (loss) obtained from applying SFAS No. 123 may not be representative of the effects on reported net income (loss) for future years.

                                                      1997                  1996
                                                -----------------      --------------
          Net income             As Reported             $406,950        $(1,758,345)
          (loss):
                                 Pro Forma                376,570         (1,807,185)
          Net income
          (loss)
          per share:             As Reported             $   0.25        $     (2.71)
                                 Pro Forma                   0.18              (2.77)

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996,

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

respectively; no dividend yield; expected volatility of 86.8% and 66.6%; risk-free interest rate of 6.1% and 6.048%; and expected lives of five years. The weighted-average fair market value of options granted during 1997 and 1996 was $1.13 and $0.88, respectively.

A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995 and changes during the years on those dates is presented below:

                              1997                             1996                            1995
                        ------------------------------------------------------------------------------------------------

                                              Weighted                        Weighted                        Weighted
                                              Average                         Average                          Average
                             Shares           Exercise        Shares          Exercise        Shares          Exercise
                                               Price                           Price                            Price
                        -------------------------------   -----------------------------   ------------------------------
Outstanding at
     beginning of year         92,850             $1.71         41,281           $28.62         25,250            $40.10
Granted                        71,600              1.58        152,550             4.32         41,781             28.78
Cancelled                           -                 -        (81,950)           15.76        (13,000)            26.62
Exercised                           -                 -         (4,900)            7.75        (11,750)            29.36
Forfeited                     (28,225)             1.71        (14,131)           24.93         (1,000)            30.00
                          -----------                       ----------                      ----------
Outstanding at
     end of year              136,225              1.64         92,850             1.71         41,281             28.62
                          ===========                       ==========                      ==========

Exercisable at year end        46,392              1.82         55,700             1.86         41,281             28.62
                          ===========                       ==========                      ==========


The following table summarizes information about the Company's stock options outstanding at December 31, 1997:


                                              Weighted Avg           Number
                            Number             Remaining           Exercisable
                         Outstanding          Contractual          At Dec 31,
Exercise Price         At Dec 31, 1997            Life                1997
---------------        ----------------      --------------        -----------
 $2.00                           28,875                 8.9             28,875
  1.75                           48,550                 9.3              1,250
  1.50                           40,050                 8.9             16,267
  1.13                           18,750                 9.3                  -
                          -------------                             ----------
                                136,225                                 46,392
                          =============                             ==========

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

At December 31, 1997, 1996, and 1995, common shares reserved for issuance under these plans were 200,000, 125,000 and 125,000, respectively. In March 1995, the Board of Directors reserved 25,000 common shares for non-employee director options. Each director will be awarded 1,250 options, each year in January, for a maximum of 5,000 options per director.

(9) Commitments

The Company has a profit sharing plan under which all full-time employees with at least one year of service with the Company are eligible to participate. The Board of Directors administers the profit sharing plan and establishes the formula for each year's distributions. Distributions for each calendar year are made in the following year to eligible employees who were employed for the full previous calendar year. There was no profit sharing plan expense for the years ended December 31, 1997, 1996 and 1995.


The Company sponsors a 401(k) Plan Trust in which all employees are eligible to participate. Participants can contribute up to 15% of total compensation subject to the annual Internal Revenue Service dollar limitation. The plan provides for a Company match of 10%, up to 5% of the participant's contribution. This matching provision was discontinued in 1996. The Company paid matching funds of $27,294 in 1995.


Pursuant to a consulting agreement and a deferred compensation agreement with the former Chairman, the Company agreed to pay $48,000 per year for a fixed number of consulting hours, and also fund $60,000 per year to a non-qualified deferred compensation plan. The original term for the consulting agreement was seven years and eight years for the deferred compensation agreement. Effective September 1995, the consulting agreement was amended to eliminate the required consulting payments of $48,000 per year. The payments to the deferred compensation agreement will remain at $60,000 per year through the end of 2001. Accordingly, in the third quarter of 1995, the Company was required to record a liability and a related expense of approximately $245,000 for the present value of the deferred compensation payments, which will be paid at $5,000 per month through the end of 2001.

(10) Concentration of Revenue

During 1997, 1996 and 1995 the Company had the following sales from customers whose individual sales exceeded 10% of the Company's total sales:


                                                    1997                 1996                 1995
                                               --------------       --------------       --------------
           Rhode Island DHS                        $4,222,923           $2,399,170          $ 2,882,898

           Maine Dept of Human Services             5,721,103                    -                    -

           Virgin Islands                                   -            1,026,195            4,087,519

           Hawaii                                           -                    -            6,096,162
           RI Dept                                          -              927,372                    -
           of Health
                                                   ----------           ----------          -----------
                                                   $9,944,026           $4,352,737          $13,066,579
                                                   ==========           ==========          ===========

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(11) Restructuring

In December 1995 as a result in the decrease in the Company's backlog, management approved a plan of reorganization of the Company in an effort to reduce expenses and operate more efficiently while still maintaining a firm commitment to deliver high quality services. Under the plan, the Company has targeted a reduction in work force of approximately 30 to 35 positions through an involuntary separation plan. These positions were from the technical, administrative and middle management levels. Estimated salaries, related payroll taxes and other costs associated with these reductions amounted to approximately $537,000, of which approximately $20,000 was paid in 1995, and has been included as a restructure charge in the accompanying statement of operations for 1995.
In 1996, 42 positions were eliminated and the Company renegotiated the facilities lease and returned unneeded space to the landlord. Approximately $119,000 has been included as a reversal of a restructure charge in the accompanying statement of operations for 1996. An analysis of the restructure accrual is as follows.


                               1995                                                    1996                             1997
                             Balance          Paid in 1996         Adjustment         Balance       Paid in 1997       Balance
                        -------------------------------------------------------------------------------------------------------
Salaries & benefits             $248,839         $(259,629)          $  16,173          $5,383           $(5,383)             -
Rental space                     268,841          (133,232)           (135,609)              -                 -              -
                               ---------        ----------          ----------         -------          --------        -------
                                $517,680         $(392,861)          $(119,436)         $5,383           $(5,383)             -
                               =========        ==========          ==========         =======          ========        =======



(12) Litigation

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


In 1996, the Company continued in its attempts to negotiate a final definitive plan with the State and at the end of the first quarter of 1996, it furloughed substantially all of its technical employees in Hawaii while it continued its negotiations on site with key management and administrative personnel. In conjunction with these negotiations, the State requested that the Company hire Complete Business Solutions, Inc. (CBSI) to conduct a detailed review of the system to facilitate the resolution of open

                               NETWORK SIX, INC.

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


contractual scope issues. On September 13, 1996, the State of Hawaii terminated its contract with the Company, and therefore CBSI's contract was automatically terminated effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996.

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


On December 13, 1996, Complete Business Solutions, Inc. (CBSI), a subcontractor on the Hawaii contract, filed a lawsuit against the Company in the Superior Court of the State of Rhode Island for $517,503 which the Company has accrued, plus interest, costs and attorney's fees. The Company disputes the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company related to the detailed review of the system in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information inappropriately. Also, the Company alleges that CBSI owes the Company $482,750 as of December 31, 1996 for which the Company has not established a reserve for uncollectibility. In February 1997, the State of Hawaii released Aetna from all but $1.1 million of the performance bond. In addition, Hawaii hired Lockheed/Martin IMS, the guarantor of the Aetna bond, to complete the system, incorporating changes to comply with the recent welfare reform legislation, for approximately $19 million.

On January 23, 1997, the Company filed a counterclaim against the State alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and extraordinary features far beyond the scope of the contract and industry standards. The Company is seeking damages of $70 million together with prejudgment interest, costs and attorneys' fees.


On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's supervisor and advisor on the contract since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company

                               NETWORK SIX, INC.

                         Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $60 million in damages. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that an unfavorable outcome is unlikely. If the Company is unable to prevail in its suit with the State such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The Nasdaq National Market. At December 31,1997, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which exceeds stockholders' equity of approximately $2.8 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expenses to be incurred in connection with this litigation, which could be significant.


Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously recorded in the first, second and third quarters, respectively. In addition, 1996 costs incurred related to the Hawaii contract of $1.96 million have been charged to expense.