Form 10-Q
period 1998-03-31
NETWORK SIX INC
filed 1998-05-08
CIK 726714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q
                                ----------------


(Mark One)

[x] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

[] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from to



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
                                                  ---     ---
As of March 31, 1998, there were 749,503 shares of the registrant's Common Stock, $.10 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Network Six, Inc.
                            Condensed Balance Sheets

Assets                                                                Mar. 31,              Dec. 31, 1997
------                                                                1998
                                                                      -----------------     -----------------
Current assets:                                                         (unaudited)
     Cash                                                           $          466,315    $        1,291,924
     Contract receivables, less allowance for doubtful
          accounts of $50,000 at March 31, 1998 and
          December 31, 1997                                                    779,956             2,011,379
     Costs and estimated earnings in excess of billings
          on contracts                                                       1,661,017             1,388,515
     Other assets                                                              159,535               244,257
                                                                      -----------------     -----------------
          Total current assets                                               3,066,823             4,936,075
                                                                      -----------------     -----------------

Property and equipment
     Computers and equipment                                                   512,985               506,484
     Furniture and fixtures                                                    156,833               167,558
     Leasehold improvements                                                     20,191                20,191
                                                                      -----------------     -----------------

                                                                               690,009               694,233
Less: accumulated depreciation and amortization                                597,637               627,146
                                                                      -----------------     -----------------
          Net property and equipment                                            92,372                67,087

Deferred taxes                                                                 391,475               391,475

Contract receivables and costs in excess of billings
     on Hawaii contract                                                      3,459,382             3,459,382
Other assets                                                                   426,136               438,084
                                                                      -----------------     -----------------

                                                                    $        7,436,188    $        9,292,103
                                                                      =================     =================




                                                                              Mar. 31, 1998       Dec. 31, 1997
                                                                            -----------------   ----------------
                                                                               (unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable to bank                                                           $     -       $  1,160,000
     Current installment of obligations under capital leases                          85,286             82,690
     Accounts payable                                                                156,759            188,377
     Accrued salaries and benefits                                                   430,953            449,133
     Accrued subcontractor expense                                                   499,141          1,352,393
     Note payable - short term                                                       100,000            163,871
     Other accrued expenses                                                          342,438            342,465
     Billings in excess of costs and estimated earnings on contracts                 184,150            155,754
     Income taxes payable                                                             88,619             13,338
     Deferred taxes                                                                  545,869            545,869
     Preferred stock dividends payable                                               543,287            460,068
                                                                            -----------------   ----------------
          Total current liabilities                                                2,976,502          4,913,958
                                                                            -----------------   ----------------

Obligations under capital leases, excluding current installments                      84,572            104,003
Note payable - long term                                                             742,239            742,239
Accounts payable to Hawaii contractors                                               576,483            576,483
                                                                            -----------------   ----------------
          Total Liabilities                                                        4,379,796          6,336,683
                                                                            -----------------   ----------------
Stockholders' equity:
     Series A convertible preferred stock, $3.50 par value. Authorized
          857,142.85 shares; issued and outstanding 714,285.71 shares at March
          31, 1998 and December 31, 1997; liquidation of $3.50 per share plus
          unpaid and accumulated dividends                                         2,235,674          2,235,674

     Common stock, $.10 par value. Authorized
          4,000,000 shares; issued 749,503 shares at
          March 31, 1998 and 734,294 at
          December 31, 1997                                                           74,950             73,429
Additional paid-in capital                                                         1,713,144          1,670,939
Retained earnings (accumulated deficit)                                            (967,376)        (1,024,622)
                                                                            -----------------   ----------------
          Total stockholders' equity                                               3,056,392          2,955,420
          Total Liabilities & Stockholders' Equity                             $   7,436,188       $  9,292,103
                                                                            -----------------   ----------------
                                                                            -----------------   ----------------


                                       Network Six, Inc.
                                Condensed Statements of Income
                                          (Unaudited)

                                                          Three months           Three months
                                                         ended 3/31/98          ended 3/31/97
                                                     ---------------------   -------------------
Contract revenue earned                                 $       2,221,618       $     1,414,185
Cost of revenue earned                                          1,446,656               973,140
                                                     ---------------------   -------------------
     Gross profit                                                 774,962               441,045

Selling, general & administrative expenses                        557,824               526,331
                                                     ---------------------   -------------------
     Income (loss) from operations                                217,138              (85,286)

Other deductions (income)
     Interest expense                                              29,187                50,658
     Interest earned                                             (50,124)               (3,757)
                                                     ---------------------   -------------------
          Income (loss) before income taxes                       238,075             (132,187)

Income taxes                                                       97,610                    --
                                                     ---------------------   -------------------

Net income                                             $          140,465      $      (132,187)
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------

Net income (loss) per share:
Basic                                                  $             0.08      $         (0.25)
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------
Diluted                                                $             0.08      $         (0.25)
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------

Shares used in computing net income per share:
Basic                                                             749,503               721,192
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------
Diluted                                                           749,503               721,192
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------

Preferred dividends declared                           $           83,219      $         46,233
                                                     ---------------------   -------------------
                                                     ---------------------   -------------------


                               Network Six, Inc.
                     Condensed Statements of Cash Flow
                                 (Unaudited)

                                                                         Three months         Three months
                                                                            ended                ended
                                                                           3/31/98              3/31/97
                                                                      -----------------    ------------------
  Net Income (loss)                                                     $       140,465       $    (132,187)
  Adjustment to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                                        14,522               24,162
            Provision for doubtful accounts                                      -                   (47,856)
            Loss on sale/disposal of fixed assets                                 4,316                4,454
            Changes in operating assets and liabilities:
            Contract receivables                                              1,231,423              895,847
            Cost and estimated earnings
                 in  excess of billings on contracts                          (272,502)              459,958
            Income taxes receivable                                                   -               26,003
            Other current assets                                                 84,722               14,390
            Other assets                                                          11,948            (520,505)
            Accounts payable                                                    (31,618)            (148,060)
            Accrued salaries and benefits                                       (18,180)             (33,141)
            Accrued subcontractor exp.                                         (853,252)              19,659
            Other notes payable                                                 (63,871)            (34,681)
            Other accrued expenses                                                  (27)            (67,579)
            Accrued restructuring                                                     -              (5,383)
            Billings in excess of costs
              and estimated earnings on contracts                                28,396               32,937
            Income taxes payable                                                 75,281                   --
                                                                      ------------------    -----------------
                Net cash provided by operating activities                       351,623              488,018
                                                                      ------------------    -----------------

  Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal of Capital Assets                             --                 1,449
     Capital expenditures                                                      (44,123)                   --
                                                                      ------------------    -----------------
                                                                      ------------------    -----------------
                Net cash provided by (used in) investing  activities            (44,123)                1,449
                                                                     ------------------    -----------------
                                                                     ------------------    -----------------



                                                                         Three months         Three months
                                                                            ended                ended
                                                                           3/31/98              3/31/97
                                                                      ------------------   -----------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                           (16,835)            (15,932)
     Net payments on note payable to bank                                   (1,160,000)                  --
     Proceeds from issuance of common stock                                     43,726                   --
                                                                     ------------------    -----------------
          Net cash used in financing activities                             (1,133,109)             (15,932)
                                                                      ------------------    -----------------
    Net increase (decrease) in cash                                           (825,609)              473,535
    Cash at beginning of period                                               1,291,924              127,581
                                                                      ------------------    -----------------
                                                                      ------------------    -----------------
    Cash at end of period                                               $       466,315        $     601,116
                                                                      ------------------    -----------------

  Supplemental cash flow information: Cash (received) paid
         during the period for:
                Income taxes                                                  $  23,180        $     (26,003)
                Interest                                                         25,678               50,772
                                                                      ------------------    -----------------
                                                                      ------------------    -----------------


                               Network Six, Inc.
                         Notes to Financial Statements
                                March 31, 1998
                                  (unaudited)


(1)     Basis of Presentation

         The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the statements of income and cash flows for the three month periods ended March 31, 1998 and 1997, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) The 1997 earnings per share figures were reclassified to comply with the Company's December 1997 adoption of SFAS No. 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

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

GENERAL

          In January 1998 the Company announced a new $1.5 million line of credit (See "Liquidity and Capital Resources") and the change of its independent auditors from KPMG Peat Marwick LLP to Sansiveri, Kimball & McNamee L.L.P. The Company also announced an extension of the child support enforcement contract with the U.S. Virgin Islands and a contract to assist MIM Corporation with the application development of a pharmaceutical benefits management system.

          Effective February 23, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") announced new listing requirements for continued inclusion on the Nasdaq National Market. Nasdaq has provided notice to the Company that the Company does not meet the new continued listing requirements with respect to the Company's net tangible assets and the market value of the Company's listed Common Stock. The Company submitted a plan to Nasdaq to achieve compliance with the new listing requirements and is awaiting their response. In any event, there can be no assurance that the Company will be able to stay in compliance with the new Nasdaq requirements and the inability of the Company to satisfy such requirements could adversely affect the value of the Company's stock and/or liquidity. The Company, if de-listed from The Nasdaq National Market, has the to option seek inclusion of its securities on The Nasdaq SmallCap Market.

          The Company received comments on January 30, 1998 from the Securities and Exchange Commission regarding the timing of revenue recognition with regard to the Company's contract with the State of Hawaii during 1996 and whether an allowance should be taken by the Company against the contract receivable relating to that contract ($3,459,382 at March 31, 1998). The Company believes that, although the outcome of the Company's litigation with the State of Hawaii is uncertain, that it is likely to prevail in the Hawaii litigation and therefore the Company is not required to take an allowance against that receivable.

          In April 1998, the Company announced the extension of its contract with the State of Rhode Island, Department of Human Services to support the InRHODES system. The contract has been extended through June 30, 1999. The contract extension is valued at approximately $2.8 million. InRHODES is a comprehensive computer system that integrates data and functions for the Family Independence Program, Food Stamps, Child Support Enforcement, Medicaid Eligibility and General Public Assistance programs.

          In May 1998 the Company announced a three month support contract with the State of Maine, Department of Human Services, for the child welfare system known as MACWIS that the Company recently developed and implemented. The contract value is $700,000.

          The Company has conducted a comprehensive review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997

         Contract revenue increased $807,433 or 57% from $1,414,185 in the three months ended March 31, 1997 to $2,221,618 in the three months ended March 31, 1998 primarily due to work performed on the Maine Automated Child Welfare Information System (MACWIS), increased work on the Rhode Island Department of Human Services contract due to welfare reform and revenues from the Company's Network Services Division. This increase was offset by the completion of the Idaho Child Support Enforcement project effective January 1998.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $473,516 or 49% from $973,140 in the three months ended March 31, 1997 to $1,446,656 in the three months ended March 31, 1998 due to the increased effort required to support the greater level of business.

         Gross profit increased $333,917 or 76% from $441,045 for the three months ended March 31, 1997 to $774,962 for the three months ended March 31, 1998. Gross profit as a percentage of revenue earned increased from 31.2% for the three months ended March 31, 1997 to 34.9% for the three months ended March 31, 1998. The increase in gross profit percentage is due to higher margins on new projects and an increased utilization of the Company's existing staff.

         Selling, general and administrative (SG&A) expenses increased $31,493 or 6.0% from $526,331 in the three months ended March 31, 1997 to $557,824 in the three months ended March 31, 1998 primarily due to an increase in marketing and related expenses. On a percentage of contract revenue basis, SG&A expenses decreased to 25.1% from 37.2%, as a consequence of the Company's reduced level of expenses and increased revenues.

         Interest expense decreased $21,471 to $29,187, or 42.4%, from $50,658 due to a lower level of borrowing and a lower effective interest rate.

         As a result, income before income taxes increased $370,262 from a loss of $132,187 for the three months ended March 31, 1997 to a profit of $238,075 for the three months ended March 31, 1998.

         Net income increased $272,652 from a loss of $132,187 for the three months ended March 31, 1997 to a profit of $140,465 for the three months ended March 31, 1998. Preferred dividends declared and accumulated increased from $46,233 to $83,219, or 79.9% as a result of the increase in dividend rate effective October 1, 1997 from 7.5% to prime plus 5% (13.5% at March 31,
1998).

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

         The Company has historically not received its first contract progress payments until approximately three to six months after contract award, which itself was as much as 12 months after proposal preparation commences. The Company was therefore required to fund substantial costs well before the receipt of related income, including marketing and proposal costs and the cost of a performance bond. Prospectively, the Company expects to continue to tighten up this timetable, thereby reducing the requirement for additional working capital.

         The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $351,623 and $488,018 in the three months ended March 31, 1998 and 1997, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

         On April 30, 1997 the Company signed a term loan (the "Loan") with its bank which required the Company to reduce its outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan was 16%, with the difference between 16% and prime plus 2% payable at maturity, which was January 31, 1998. There were also a number of provisions for accelerated payment to reduce the Loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with a warrant to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii. The warrant and the bank's right to a percentage of any recovery would terminate if the Company paid down the Loan completely or raised $1 million of equity capital prior to maturity. The Company's obligations under the Loan were secured by substantially all of the assets of the Company. The Loan also provided that the Company not pay any dividends on its capital stock without the consent of the bank. On January 26, 1998 the Loan was paid in full. The warrant and the bank's right to a percentage of any Hawaii recovery were cancelled in connection with the payment in full.

          On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. As of March 31, 1998 the borrowing availability on the line of credit was $344,109. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At March 31, 1998 the Line of Credit had an outstanding balance of zero.

         The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1998. This assumes, however, that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii, MAXIMUS and CBSI. See Part II Item 1 - Legal Proceedings. The Company is actively seeking new capital to improve its financial flexibility.

         The Company believes that inflation has not had a material impact on its results of operations to date.


                           PART 11 - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On September 13, 1996, the State of Hawaii terminated its contract with the Company, effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996. The Hawaii contract, originally estimated to be a $20.7 million contract, was increased to $25.2 million by the State and the Company in March 1996, and was the Company's largest contract at the time. Prior to termination, approximately $16.5 million of costs had been incurred towards completion of the contract, and $11 million had been billed and substantially paid.

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

         In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond; the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602 and Aetna Casualty and Surety paid that claim. Lockheed Martin IMS (Lockheed), which guaranteed the performance bond, reimbursed Aetna for that claim. In December 1997, the Company reached an agreement with Lockheed to repay the $859,602 over a five-year period.

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

         On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between the MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract.
The Company's TPC seeks $60 million in damages.

         Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The Nasdaq National Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a favorable outcome is likely. At March 31, 1998, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which exceeds stockholders' equity of approximately $3.06 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

         Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter to reverse revenue of $1 million, $400 thousand and $400 thousand previously recognized in the first, second and third quarters, respectively. In addition, 1996 costs incurred related to the Hawaii contract of $1.96 million were charged to expense in 1996.

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Materially Important Events

         None

Item 6.  Exhibits and Reports

         (a)      None

         (b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

         A current report on Form 8-K, dated January 6, 1998 and amended on January 22, 1998 was filed by the Company announcing the Company's disagreement with the previous auditors and a change of auditors from KPMG Peat Marwick LLP ("KPMG") to Sansiveri, Kimball and McNamee L.L.P. The amended version includes KPMG's response to the Securities and Exchange Commission.

         A current report on Form 8-K, dated February 2, 1998 was filed by the Company and included the press release dated January 12, 1998, announcing the Company's new line of credit with a commercial lender, new contracts and the change of auditors.

         A current report on Form 8-K, dated March 18, 1998 was filed by the Company and included the press release dated March 16, 1998, announcing the Company's results for the year ended December 31, 1997. A Statement of Operations (without notes) for the years ended December 31, 1997, 1996 and 1995 was also included with the filing.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Network Six, Inc.


Date: May 8, 1998                 By:   /s/ Kenneth C. Kirsch
                                      --------------------------
                                        Kenneth C. Kirsch
                                        Chairman, President and
                                        Chief Executive Officer




                                  By:   /s/ Dorothy M. Cipolla
                                       --------------------------
                                        Dorothy M. Cipolla
                                        Chief Financial Officer and Treasurer
                                        (principal financial officer)