Form 10-Q
period 1998-06-30
NETWORK SIX INC
filed 1998-07-28
CIK 726714

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[   ]     Transition report pursuant to section 13 of 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _______________ to _________________

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

As of June 30, 1998, there were 763,438 shares of the registrant's Common Stock, $.10 par value, outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Network Six, Inc.
                            Condensed Balance Sheets


                                                                                June 30, 1998    Dec. 31, 1997
                                                                                -------------    -------------
                                                                                 (unaudited)
Assets
------
Current assets:

     Cash ....................................................................    $  821,599       $1,291,924
     Contract receivables, less allowance for doubtful
          accounts of $50,000 at June 30, 1998 and
          December 31, 1997 ..................................................     1,578,077        2,011,379
     Costs and estimated earnings in excess of billings
          on contracts .......................................................     1,418,662        1,388,515
     Other assets ............................................................       132,190          244,257
                                                                                  ----------       ----------

          Total current assets ...............................................     3,950,528        4,936,075
                                                                                  ----------       ----------


Property and equipment
     Computers and equipment .................................................       513,120          506,484
     Furniture and fixtures ..................................................       156,833          167,558
     Leasehold improvements ..................................................        20,191           20,191
                                                                                  ----------       ----------

                                                                                     690,144          694,233
Accumulated depreciation and amortization ....................................       593,228          627,146
                                                                                  ----------       ----------
          Net property and equipment .........................................        96,916           67,087

Deferred taxes ...............................................................       391,475          391,475

Contract receivables and costs in excess of billings
     on Hawaii contract ......................................................     3,459,382        3,459,382
Other assets .................................................................       408,148          438,084
                                                                                  ----------       ----------

                                                                                  $8,306,449       $9,292,103
                                                                                  ----------       ----------
                                                                                  ----------       ----------


                                                                                June 30, 1998    Dec. 31, 1997
                                                                                -------------    -------------
                                                                                 (unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Notes payable to bank ..................................................     $      --        $ 1,160,000
     Current installment of obligations under capital leases ................          87,531           82,690
     Accounts payable .......................................................         136,480          188,377
     Accrued salaries and benefits ..........................................         459,005          449,133
     Accrued subcontractor expense ..........................................         776,254        1,352,393
     Note payable - short term ..............................................         100,000          163,871
     Other accrued expenses .................................................         380,123          342,465
     Billings in excess of costs and estimated earnings on contracts ........         158,147          155,754
     Income taxes payable ...................................................         319,629           13,338
     Deferred taxes .........................................................         545,869          545,869
     Preferred stock dividends payable ......................................         627,430          460,068
                                                                                  -----------      -----------
          Total current liabilities .........................................       3,590,469        4,913,958
                                                                                  -----------      -----------

Obligations under capital leases, excluding current installments ............          69,512          104,003
Note payable - long term ....................................................         742,239          742,239
Hawaii Payable ..............................................................         576,483          576,483
                                                                                  -----------      -----------
          Total Liabilities .................................................       4,978,704        6,336,683
                                                                                  -----------      -----------
Stockholders' equity:
     Series A convertible preferred stock, $3.50 par value. Authorized
          857,142.85 shares; issued and outstanding 714,285.71 shares at June
          30, 1998 and December 31, 1997; liquidation of $3.50 per share plus
          unpaid and accumulated dividends ..................................       2,235,674        2,235,674

     Common stock, $.10 par value. Authorized
          4,000,000 shares; issued 763,438 shares at
          June 30, 1998 and 734,294 at December 31, 1997 ....................          76,344           73,429
Additional paid-in capital ..................................................       1,757,450        1,670,939
Retained earnings (accumulated deficit) .....................................        (741,722)      (1,024,622)
                                                                                  -----------      -----------
          Total stockholders' equity ........................................       3,327,746        2,955,420
                                                                                  -----------      -----------
          Total Liabilities & Stockholders' Equity ..........................     $ 8,306,450      $ 9,292,103
                                                                                  -----------      -----------
                                                                                  -----------      -----------

                                Network Six, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                                                          Three months        Three months          Six months          Six months
                                                         ended 6/30/98       ended 6/30/97       ended 6/30/98       ended 6/30/97
                                                         -------------       -------------       -------------       -------------

Contract revenue earned .........................      $     3,253,696     $     3,431,835      $    5,475,313     $     4,846,020
                                                       ---------------     ---------------      --------------     ---------------
Cost of revenue earned ..........................            2,158,529           2,593,348           3,605,184           3,566,488
                                                       ---------------     ---------------      --------------     ---------------
     Gross profit ...............................            1,095,167             838,487           1,870,129           1,279,532

Selling, general & administrative expenses ......              562,467             472,987           1,120,292             999,318
                                                       ---------------     ---------------      --------------     ---------------
     Income from operations .....................              532,700             365,500             749,837             280,214

Other deductions (income)
     Interest expense ...........................               10,529              61,979              39,715             112,636
     Interest earned ............................               (2,918)             (4,797)            (53,041)             (8,554)
                                                       ---------------     ---------------      --------------     ---------------
          Income before income taxes ............              525,088             308,318            763,163              176,132

Income taxes ....................................              215,290              65,521             312,900              65,521
                                                       ---------------     ---------------      --------------     ---------------

Net income ......................................     $        309,798    $        242,797     $       450,263     $       110,611
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------

Net income per share:
Basic ...........................................     $           0.30    $           0.27    $           0.38    $           0.02
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------
Diluted .........................................     $           0.30    $           0.26    $           0.38    $           0.02
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------

Shares used in computing net income per share:
Basic ...........................................              756,176             729,927             752,839             725,559
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------

Diluted .........................................            1,037,956             917,124           1,021,842             725,559
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------


Preferred dividends declared ....................     $         84,144    $         46,747     $       167,363    $         92,979
                                                       ---------------     ---------------      --------------     ---------------
                                                       ---------------     ---------------      --------------     ---------------


                                Network Six, Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)


                                                                  Six months       Six months
                                                                    ended             ended
                                                                   6/30/98          6/30/97
                                                                 -----------      -----------
Net Income ..................................................    $   450,263      $   110,611
Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization .....................         21,285           46,454
          Provision for doubtful accounts ...................           --            (47,856)
          Loss on sale/disposal of fixed assets .............          6,399            3,212
          Changes in operating assets and liabilities:
          Contract receivables ..............................        433,302       (1,483,315)
          Cost and estimated earnings
               in  excess of billings on contracts ..........        (30,147)       1,248,960
          Income taxes receivable ...........................           --            386,036
          Other current assets ..............................        112,067          (14,165)
          Long term receivables .............................           --           (115,867)
          Long term amounts due from Hawaii .................           --            112,443
          Due from officer ..................................           --            (57,005)
          Other assets ......................................         29,936         (394,407)
          Accounts payable ..................................        (51,897)        (178,074)
          Accrued salaries and benefits .....................          9,872         (210,396)
          Accrued subcontractor exp .........................       (576,139)       1,127,218
          Other notes payable ...............................        (63,871)         (69,987)
          Other accrued expenses ............................         37,658          (48,914)
          Accrued restructuring .............................           --             (5,383)
          Billings in excess of costs
            and estimated earnings on contracts .............          2,393           26,203
          Deferred tax liability ............................           --           (156,508)
          Income taxes payable ..............................        306,291             --
                                                                 -----------      -----------
              Net cash provided by operating activities .....        687,412          279,260
                                                                 -----------      -----------



                                                                  Six months       Six months
                                                                    ended             ended
                                                                   6/30/98          6/30/97
                                                                 -----------      -----------
  Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal of Capital Assets .....            119            1,525
     Capital expenditures ...................................        (57,633)         (15,219)
                                                                 -----------      -----------
          Net cash provided by (used in) investing
            activities ......................................        (57,514)         (13,694)
                                                                 -----------      -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations ........        (29,649)         (31,261)
     Net payments on note payable to bank ...................     (1,160,000)            --
     Proceeds from the sale of treasury stock ...............           --              6,047
     Proceeds from issuance of common stock .................         89,426           18,954
                                                                 -----------      -----------
          Net cash used in financing activities .............     (1,100,223)          (6,260)
                                                                 -----------      -----------
    Net increase (decrease) in cash .........................       (470,326)         259,306
    Cash at beginning of period .............................      1,291,924          127,581
                                                                 -----------      -----------
                                                                 -----------      -----------
    Cash at end of period ...................................    $   821,599      $   386,887
                                                                 -----------      -----------
                                                                 -----------      -----------

  Supplemental cash flow information: Cash (received) paid
    during the period for:
                Income taxes ................................    $     7,460      $  (107,003)
                Interest ....................................         39,715          110,026


                                Network Six, Inc.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)


(1)  Basis of Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the statements of income and cash flows for the three month and six month periods ended June 30, 1998 and 1997, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) The 1997 earnings per share figures were reclassified to comply with the Company's December 1997 adoption of SFAS No. 128. Under the new requirements for calculating basic earnings per share, the dilative effect of stock options and warrants are excluded.

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

General

          Effective February 23, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") announced new listing requirements for continued inclusion on the Nasdaq National Market. Nasdaq has provided notice to the Company that the Company does not meet the new continued listing requirements with respect to the Company's net tangible assets and the market value of the Company's listed Common Stock. The Company submitted a plan to Nasdaq to achieve compliance with the new listing requirements. The Company received notice from Nasdaq in July 1998 that the Nasdaq has determined that the Company does not meet continued listing requirements for the Nasdaq National Market and that the Company's Common Stock may have its listing transferred to The Nasdaq Small Cap Market. The Company has requested an oral hearing before a Nasdaq listing qualification panel and will remain on the Nasdaq National Market until the hearing process is concluded. In any event, there can be no assurance that the Company will be able to stay in compliance with the new Nasdaq requirements and the inability of the Company to satisfy such requirements could adversely affect the value of the Company's stock and/or liquidity. The Company, if de-listed from The Nasdaq National Market, has the option to seek inclusion of its securities on The Nasdaq SmallCap Market.

          The Company received comments on January 30, 1998 from the Securities and Exchange Commission regarding the timing of revenue recognition with regard to the Company's contract with the State of Hawaii during 1996 and whether an allowance should be taken by the Company against the contract receivable relating to that contract ($3,459,382 at June 30, 1998). The Company believes that, although the outcome of the Company's litigation with the State of Hawaii is uncertain, that it is likely to prevail in the Hawaii litigation and therefore the Company is not required to take an allowance against that receivable.


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

          In May 1998, the Company announced a three-month support contract with the State of Maine, Department of Human Services, for the child welfare system known as MACWIS that the Company recently developed and implemented followed by a one-year support contract valued at $1.8 million. The $1.8 million contract was recently signed and increased to $1.9 million.

          In May 1998 director Dana Gaebe decided not to run for re-election to the Board of Directors. The Company wishes to thank Mr. Gaebe for his twenty-two years of service as a Board member.

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

Results of Operations -- Six Months Ended June 30, 1998 Compared to 1997

         Contract revenue increased $629,293 or 13% from $4,846,020 in the six months ended June 30, 1997 to $5,475,313 in the six months ended June 30, 1998 primarily due to increased work on the Rhode Island Department of Human Services contract due to welfare reform and increased revenues from the Company's Network Services Division.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $38,696 or 1% from $3,566,488 in the six months ended June 30, 1997 to $3,605,184 in the six months ended June 30, 1998 due to the increased utilization of the existing technical staff and a lower reliance on subcontractor labor which is generally at a higher cost than the Company's internal staff.

         Gross profit increased $590,597 or 46% from $1,279,532 for the six months ended June 30, 1997 to $1,870,129 for the six months ended June 30, 1998. Gross profit as a percentage of revenue earned increased from 26.4% for the six months ended June 30, 1997 to 34.1% for the six months ended June 30, 1998. The increase in gross profit percentage is due primarily to higher margins on projects commenced since the beginning of 1998, such as the MACWIS three month support project and the services contract for MIM Corporation.

         Selling, general and administrative (SG&A) expenses increased $120,974 or 12% from $999,318 in the six months ended June 30, 1997 to $1,120,292 in the six months ended June 30, 1998 due to an increase in marketing and related expenses. On a percentage of sales basis, SG&A expenses decreased slightly to 20.4% from 20.6%.

         Interest expense decreased $72,921 to $39,715, or 65%, from $112,636 due to a lower level of borrowing resulting from the Company's pay off in full of its bank term loan in January 1998..

         As a result, income before income taxes increased $587,031 from $176,132 for the six months ended June 30, 1997 to $763,163 for the six months ended June 30, 1998.

         Net income increased $339,652 from $110,611 for the six months ended June 30, 1997 to $450,263 for the six months ended June 30, 1998.

Results of Operations -- Three Months Ended June 30, 1998 Compared to 1997

         Contract revenue decreased $178,139 or 5% from $3,431,835 in the three months ended June 30, 1997 to $3,253,696 in the three months ended June 30, 1998 primarily due to less work performed on the Maine Automated Child Welfare Information System (MACWIS). This was offset by increased work on the Rhode Island Department of Human Services contract due to welfare reform and increased revenues from other systems development projects and the Company's Network Services Division.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $434,819 or 17% from $2,593,348 in the three months ended June 30, 1997 to $2,158,529 in the three months ended June 30, 1998 due to the decreased effort to support the lower level of business.

         Gross profit increased $256,680 or 31% from $838,487 for the three months ended June 30, 1997 to $1,095,167 for the three months ended June 30, 1998. Gross profit as a percentage of revenue earned increased from 24.4% for the three months ended June 30, 1997 to 33.7% for the three months ended June 30, 1998. The increase in gross profit percentage is due to higher margins on new projects.

         Selling, general and administrative (SG&A) expenses increased $89,480 or 19% from $472,987 in the three months ended June 30, 1997 to $562,467 in the three months ended June 30, 1998 due to an increase in marketing and related expenses. On a percentage of sales basis, SG&A expenses increased to 17.3% from 13.8%.

         Interest expense decreased $51,450 to $10,529, or 83%, from $61,979 due to a lower level of borrowing resulting from the Company's pay off in full of its bank term loan in January 1998.

         As a result, income before income taxes increased $216,770 from $308,318 for the three months ended June 30, 1997 to $525,088 for the three months ended June 30, 1998.

         Net income increased $67,001 from $242,797 for the three months ended June 30, 1997 to $309,798 for the three months ended June 30, 1998.


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

         The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $687,412 and $279,260 in the six months ended June 30, 1998 and 1997, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

          On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. As of June 30, 1998 the borrowing availability on the line of credit was $372,946. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At June 30, 1998 the Line of Credit had an outstanding balance of zero.

         The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1998. This assumes, however, that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii, MAXIMUS and CBSI. See Part II Item 1 - Legal Proceedings. The Company is actively seeking new capital or long term debt to improve its financial flexibility.

         The Company believes that inflation has not had a material impact on its results of operations to date.


                          PART 11 -- OTHER INFORMATION

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

         Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The Nasdaq National Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a favorable outcome is likely. At June 30, 1998, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which exceeds stockholders' equity of approximately $3.33 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 20, 1998, shareholders voted 779,665 shares (including voting preferred stock) as follows:

         1) Election of Kenneth C. Kirsch, Nicholas R. Supron and Clifton C. Dutton as Directors to serve until the next annual meeting of the stockholders or until their successors are elected and qualified.



                                   For       Against   Abstain    No Vote
Kenneth C. Kirsch ..........     776,205           0    3,460     148,409
Nicholas R. Supron .........     776,093           0    3,572     148,409
Clifton C. Dutton ..........     776,193           0    3,472     148,409


         2) Approval of the reservation of an additional 75,000 shares of the Company's authorized but unissued stock for employee stock options which may be granted under the 1993 Incentive Stock Plan.


                                   For       Against   Abstain    No Vote

                                 340,170     97,838     6,732     483,334

          3) Approval of the reservation of an additional 25,000 shares of the Company's authorized but unissued stock for the Non-Employee Director Stock Option Plan.


                                   For       Against   Abstain    No Vote

                                 312,754     119,913    8,908     486,499


          4) Approval of the sale of up to 600,000 shares of common stock at a discount from market price of the common stock in a private placement.


                                   For       Against   Abstain    No Vote

                                 154,645     278,947    7,683     486,499


          5) Approval of the Restricted Stock Plan and the reservation of 100,000 shares of the Company's authorized but unissued common stock for the plan.


                                   For       Against   Abstain    No Vote

                                 366,162     68,793     6,620     486,499


Item 5.  Other Materially Important Events

         None

Item 6.  Exhibits and Reports on Form 8K

         (a)   None

         (b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

         A current report on Form 8-K, dated June 22, 1998 was filed by the Company and included the press release dated June 19, 1998 announcing recent promotions and new hires of employees.

         A current report on Form 8-K, dated May 19, 1998 was filed by the Company and included the press release dated May 18, 1998, announcing the Company's new State of Maine support contract.

         A current report on Form 8-K, dated May 7, 1998 was filed by the Company and included the press release dated May 5, 1998, announcing the Company's results for the quarter ended March 31, 1998. A Statement of Operations (without notes) for the quarters ended March 31, 1998 and, 1997 was included with the filing. A balance sheet as of March 31, 1998 and December 31, 1997 was also included with the filing.

         A current report on Form 8-K, dated April 22, 1998 was filed by the Company and included the press release dated April 21, 1998, announcing the Company's extension of the State of Rhode Island support contract.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Network Six, Inc.




Date: July 28, 1998                  By:   /s/ Kenneth C. Kirsch
                                         --------------------------
                                           Kenneth C. Kirsch
                                           Chairman, President and
                                           Chief Executive Officer




                                     By:   /s/ Dorothy M. Cipolla
                                         --------------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)