Form 10-Q
period 1998-09-30
NETWORK SIX INC
filed 1998-11-03
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

                                ---------------

(Mark One)

[x] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ________________


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
                                       ----     ----

As of September 30, 1998, there were 763,913 shares of the registrant's Common Stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Network Six, Inc.
                            Condensed Balance Sheets


Assets                                                   Sept. 30, 1998   Dec. 31, 1997
------                                                   --------------   -------------
                                                           (unaudited)
Current assets:
     Cash                                                   $1,454,386     $1,291,924
     Contract receivables, less allowance for doubtful
          accounts of $50,000 at September 30, 1998 and
          December 31, 1997                                  1,520,127      2,011,379
     Costs and estimated earnings in excess of billings
          on contracts                                       1,458,809      1,388,515
     Other assets                                              119,896        244,257
                                                            ----------     ----------

          Total current assets                               4,553,218      4,936,075
                                                            ----------     ----------

Property and equipment
     Computers and equipment                                   533,397        506,484
     Furniture and fixtures                                    156,833        167,558
     Leasehold improvements                                     20,191         20,191
                                                            ----------     ----------

                                                               710,421        694,233
Accumulated depreciation and amortization                      596,722        627,146
                                                            ----------     ----------
          Net property and equipment                           113,699         67,087

Deferred taxes                                                 391,475        391,475

Contract receivables and costs in excess of billings
     on Hawaii contract                                      3,459,382      3,459,382
Other assets                                                   347,141        438,084
                                                            ----------     ----------

                                                            $8,864,915     $9,292,103
                                                            ----------     ----------
                                                            ----------     ----------


                                                                            Sept. 30, 1998   Dec. 31, 1997
                                                                            --------------   -------------
                                                                              (unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Notes payable to bank                                                     $      --      $ 1,160,000
     Current installment of obligations under capital leases                        88,932         82,690
     Accounts payable                                                              106,557        188,377
     Accrued salaries and benefits                                                 540,207        449,133
     Accrued subcontractor expense                                                 180,102      1,352,393
     Note payable - short term                                                     191,015        163,871
     Other accrued expenses                                                        456,482        342,465
     Billings in excess of costs and estimated earnings on contracts               124,474        155,754
     Income taxes payable                                                          538,578         13,338
     Deferred taxes                                                                545,869        545,869
     Preferred stock dividends payable                                             712,499        460,068
                                                                               -----------    -----------
          Total current liabilities                                              3,484,715      4,913,958
                                                                               -----------    -----------

Obligations under capital leases, excluding current installments                    54,023        104,003
Note payable - long term                                                         1,171,224        742,239
Hawaii Payable                                                                     576,483        576,483
                                                                               -----------    -----------
          Total Liabilities                                                      5,286,445      6,336,683
                                                                               -----------    -----------
Stockholders' equity:
     Series A convertible preferred stock, $3.50 par value. Authorized
          857,142.85 shares; issued and outstanding 714,285.71 shares at
          September 30, 1998 and December 31, 1997; liquidation of $3.50 per share plus unpaid and accumulated
          dividends                                                              2,235,674      2,235,674

     Common stock, $.10 par value. Authorized
          4,000,000 shares; issued 763,913 shares at
          September 30, 1998 and 734,294 at
          December 31, 1997
                                                                                    76,391         73,429
Additional paid-in capital                                                       1,795,059      1,670,939
Retained earnings (accumulated deficit)                                           (528,654)    (1,024,622)
                                                                               -----------    -----------
          Total stockholders' equity                                             3,578,470      2,955,420
                                                                               -----------    -----------
          Total Liabilities & Stockholders' Equity                             $ 8,864,915    $ 9,292,103
                                                                               -----------    -----------
                                                                               -----------    -----------

                                Network Six, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                   Three months      Three months      Nine months       Nine months
                                                   ended 9/30/98     ended 9/30/97     ended 9/30/98    ended 9/30/97
                                                   -------------     -------------     -------------    -------------

Contract revenue earned                             $ 2,662,603       $ 3,572,313       $ 8,137,916       $ 8,418,333
Cost of revenue earned                                1,535,388         2,765,551         5,140,572         6,332,039
                                                    -----------       -----------       -----------       -----------
     Gross profit                                     1,127,215           806,762         2,997,344         2,086,294

Selling, general & administrative expenses              617,290           558,555         1,737,581         1,557,873
                                                    -----------       -----------       -----------       -----------
     Income from operations                             509,925           248,207         1,259,763           528,421

Other deductions (income)
     Interest expense                                    14,573            76,775            54,289           189,412
     Interest earned                                    (10,336)           (2,130)          (63,377)          (10,684)
                                                    -----------       -----------       -----------       -----------
          Income before income taxes                    505,688           173,562         1,268,851           349,693

Income taxes                                            207,552            56,872           520,452           122,393
                                                    -----------       -----------       -----------       -----------

Net income                                          $   298,136       $   116,690       $   748,399       $   227,300
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------

Net income per share:
Basic                                               $      0.28       $      0.09       $      0.66       $      0.12
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------
Diluted                                             $      0.28       $      0.09       $      0.66       $      0.12
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------


Shares used in computing net income per share:
Basic                                                   763,880           734,294           756,519           728,471
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------
Diluted                                               1,065,520           734,294         1,036,411           728,471
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------

Preferred dividends declared                        $    85,068       $    47,260       $   252,431       $   140,240
                                                    -----------       -----------       -----------       -----------
                                                    -----------       -----------       -----------       -----------

                                Network Six, Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)


                                                               Nine months        Nine months
                                                                 ended              ended
                                                                9/30/98            9/30/97
                                                               -----------       ------------

Net Income                                                   $   748,399       $   227,300
Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                           31,774            64,212
          Provision for doubtful accounts                            --            (47,856)
          Loss on sale/disposal of fixed assets                    6,518            11,248
          Changes in operating assets and liabilities:
          Contract receivables                                   491,252           (79,201)
          Cost and estimated earnings
               in  excess of billings on contracts               (70,294)          687,206
          Income taxes receivable                                    --            516,046
          Other current assets                                   124,361            84,580
          Long term amounts due from Hawaii                          --            112,443
          Other assets                                            90,943          (512,656)
          Accounts payable                                       (81,820)         (159,587)
          Accrued salaries and benefits                           91,074          (214,595)
          Accrued subcontractor exp.                          (1,172,291)          993,778
          Other accrued expenses                                 114,017            12,055
          Accrued restructuring                                      --             (5,383)
          Billings in excess of costs
            and estimated earnings on contracts                  (31,280)          110,197
          Deferred tax liability                                     --           (156,508)
          Income taxes payable                                   525,240           365,640
                                                             -----------       -----------
              Net cash provided by operating activities          867,893         2,008,919
                                                             -----------       -----------



                                                                                      ended              ended
                                                                                     9/30/98            9/30/97
                                                                                  -----------       -----------
Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal of Capital Assets                                  --               1,947
     Capital expenditures                                                             (84,904)          (18,390)
                                                                                  -----------       -----------
                Net cash provided by (used in) investing  activities                  (84,904)          (16,443)
                                                                                  -----------       -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                                  (43,738)          (42,985)
     Net payments on note payable to bank                                          (1,160,000)             --
     Net proceeds (payments) on other notes payable                                   456,129          (106,025)
     Proceeds from the sale of treasury stock                                            --               6,047
     Proceeds from issuance of common stock                                           127,082            18,953
                                                                                  -----------       -----------
          Net cash used in financing activities                                      (620,527)         (124,010)
                                                                                  -----------       -----------
    Net increase (decrease) in cash                                                   162,462         1,868,466
    Cash at beginning of period                                                     1,291,924           127,581
                                                                                  -----------       -----------
    Cash at end of period                                                         $ 1,454,386       $ 1,996,047
                                                                                  ===========       ===========

  Supplemental cash flow information:
          Cash (received) paid during the period for:
                Income taxes                                                      $    (4,788)      $  (545,781)
                Interest                                                               54,289           158,326


                                Network Six, Inc.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


(1)  Basis of Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the statements of income and cash flows for the three month and nine month periods ended September 30, 1998 and 1997, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

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

General

     Effective February 23, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") announced new listing requirements for continued inclusion on the Nasdaq National Market. Nasdaq has provided notice to the Company that the Company does not meet the new continued listing requirements with respect to the Company's net tangible assets and the market value of the Company's listed Common Stock. The Company submitted a plan to Nasdaq to achieve compliance with the new listing requirements. The Nasdaq did not grant the Company an exception to these new listing requirements. On October 29, 1998 the Company's common stock was moved to The Nasdaq SmallCap Market.

     The Company received comments on January 30, 1998 from the Securities and Exchange Commission regarding the timing of revenue recognition with regard to the Company's contract with the State of Hawaii during 1996 and whether an allowance should be taken by the Company against the contract receivable relating to that contract ($3,459,382 at September 30, 1998). The Company believes that, although the outcome of the Company's litigation with the State of Hawaii is uncertain, it is likely to prevail in the Hawaii litigation and therefore the Company is not required to take an allowance against that receivable.

     In September 1998, the Company announced it had entered into a $500,000 term loan with the Business Development Corporation of Rhode Island and the Small Business Loan Fund Corporation, a subsidiary of the Rhode Island Economic Development Corporation. See Liquidity and Capital Resources.

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

Results of Operations - Nine Months Ended September 30, 1998 Compared to 1997

     Contract revenue decreased $280,417 or 3.3% from $8,418,333 in the nine months ended September 30, 1997 to $8,137,916 in the nine months ended September 30, 1998 primarily due to the completion of the Idaho Child Support Enforcement project in March 1997, and the substantial completion of the Rhode Island Immunization tracking system (Kidsnet) and the Maine Automated Child Welfare Information System (MACWIS) projects. This decrease was offset by increased work on the Rhode Island Department of Human Services contract due to welfare reform, expansion of the MIM Corporation project, and increased business for the Company's Network Services Division.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $1,191,467 or 18.8% from $6,332,039 in the nine months ended September 30, 1997 to $5,140,572 in the nine months ended September 30, 1998 due primarily to a lower reliance on subcontractor labor which is generally at a higher cost than the Company's internal staff.

     Gross profit increased $911,050 or 43.7% from $2,086,294 for the nine months ended September 30, 1997 to $2,997,344 for the nine months ended September 30, 1998. Gross profit as a percentage of contract revenue increased from 24.8% for the nine months ended September 30, 1997 to 36.8% for the nine months ended September 30, 1998. The increase in gross profit percentage is primarily due to higher margins on new projects.

     Selling, general and administrative (SG&A) expenses increased $179,708 or 11.5% from $1,557,873 in the nine months ended September 30, 1997 to $1,737,581 in the nine months ended September 30, 1998 due to an increase in marketing and related expenses. On a percentage of contract revenue basis, SG&A expenses increased from 18.5% to 21.4%.

     Interest expense decreased $135,123 to $54,289, or 71.3%, from $189,412 due to a lower level of borrowing.

     As a result, income before income taxes increased $919,158, or 262.9%, from $349,693 for the nine months ended September 30, 1997 to $1,268,851 for the nine months ended September 30, 1998.

     Net income increased $521,099, or 229.3%, from $227,300 for the nine months ended September 30, 1997 to $748,399 for the nine months ended September 30, 1998. As a percentage of contract revenue, net income increased from 2.7% to 9.2%.


Results of Operations - Three Months Ended September 30, 1998 Compared to 1997

     Contract revenue decreased $909,710, or 25.5%, from $3,572,313 in the three months ended September 30, 1997 to $2,662,603 in the three months ended September 30, 1998 primarily due to less work performed on the Maine Automated Child Welfare Information System (MACWIS). This was offset by increased work on the Rhode Island Department of Human Services contract due to welfare reform, expansion of the MIM Corporation project and increased business for the Company's Network Services Division.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $1,230,163, or 44.5%, from $2,765,551 in the three months ended

September 30, 1997 to $1,535,388 in the three months ended September 30, 1998 due to the decreased effort to support the reduced level of business and a reduced reliance on higher priced subcontractor labor.

     Gross profit increased $320,454, or 39.7%, from $806,762 for the three months ended September 30, 1997 to $1,127,215 for the three months ended September 30, 1998. Gross profit as a percentage of contract revenue increased from 22.6% for the three months ended September 30, 1997 to 42.3% for the three months ended September 30, 1998. The increase in gross profit percentage is due to higher margins on new projects.

     Selling, general and administrative (SG&A) expenses increased $58,735, or 10.5%, from $558,555 in the three months ended September 30, 1997 to $617,290 in the three months ended September 30, 1998 due to an increase in marketing and related expenses. On a percentage of contract revenue basis, SG&A expenses increased to 23.2% from 15.6%.

     Interest expense decreased $62,202 to $14,573, or 81.0%, from $76,775 due to a lower level of borrowing.

     As a result, income before income taxes increased $332,126, or 191.4%, from $173,562 for the three months ended September 30, 1997 to $505,688 for the three months ended September 30, 1998.

     Net income increased $181,446 from $116,690, or 155.5%, for the three months ended September 30, 1997 to $298,136 for the three months ended September 30, 1998. As a percent of revenues, net income increased from 3.3% to 11.2%.


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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $867,893 and $2,008,919 in the nine months ended September 30, 1998 and 1997, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax payable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     On December 31, 1997 the Company signed a one year$1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. As of September 30, 1998 the borrowing availability on the line of credit was $635,095. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At September 30, 1998 the Line of Credit had an outstanding balance of zero.

     On September 21, 1998 the Company entered into two five-year term loans. Each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company. The BDC was also issued a five-year warrant to purchase 11,000 shares of the Company's common stock with a strike price of $4.50 per share. The warrant expires on September 20, 2003.

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

     In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond; the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $842,239 and Aetna Casualty and Surety paid that claim. Lockheed Martin IMS (Lockheed), which guaranteed the performance bond, reimbursed Aetna for that claim. In December 1997, the Company reached an agreement with Lockheed to repay the $842,239 over a five-year period.

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

     Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The Nasdaq National Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a favorable outcome is likely. At September 30, 1998, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant. Although all parties have filed pretrial statements with the court a trial date has not yet been established.

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

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Materially Important Events

          Effective February 23, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") announced new listing requirements for continued inclusion on the Nasdaq National Market. Nasdaq has provided notice to the Company that the Company does not meet the new continued listing requirements with respect to the Company's net tangible assets and the market value of the Company's listed Common Stock. The Company submitted a plan to Nasdaq to achieve compliance with the new listing requirements. The Nasdaq did not grant the Company an exception to these new listing requirements. On October 29, 1998 the Company's common stock was moved to The Nasdaq SmallCap Market.

Item 6. Exhibits and Reports on Form 8K

          (a)  None

          (b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

          A current report on Form 8-K, dated September 29, 1998 was filed by the Company and included the press release dated September 23, 1998 announcing a $500,000 term loan.

          A current report on Form 8-K, dated July 28, 1998 was filed by the Company and included the press release dated July 31, 1998, announcing the Company's results for the quarter ended June 31, 1998. A Statement of Operations (without notes) for the quarters ended June 31, 1998 and, 1997 was included with the filing. A balance sheet as of June 31, 1998 and December 31, 1997 was also included with the filing.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Network Six, Inc.




Date: October 30, 1998          By:  /s/ Kenneth C. Kirsch
                                     ---------------------
                                     Kenneth C. Kirsch
                                     Chairman, President and
                                     Chief Executive Officer

                                By:  /s/ Dorothy M. Cipolla
                                     ----------------------
                                     Dorothy M. Cipolla
                                     Chief Financial Officer and Treasurer
                                     (principal financial officer)