Form 10-K
period 1998-12-31
NETWORK SIX INC
filed 1999-03-19
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 26, 1999 (computed by reference to the closing price of such stock on The NASDAQ SmallCap Market) was $3,900,800.

         As of February 26, 1999, there were 780,160 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                             WHERE INCORPORATED

   Portions of the registrant's definitive Proxy
     Statement regarding the 1999 Annual
        Meeting of Stockholders                                      Part III

                                NETWORK SIX, INC.

                                    Form 10-K

                                TABLE OF CONTENTS

ITEM                                                                                                          PAGE

                                     Part I

1        Business...........................................................................................     3
2        Properties.........................................................................................    10
3        Legal Proceedings..................................................................................    10
4        Submission of Matters to a Vote of Security Holders................................................    12

                                     Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................    13
6        Selected Financial Data............................................................................    13
7        Management's Discussion and Analysis of Financial Condition and
             Results of Operation...........................................................................    14
8        Financial Statements and Supplementary Data........................................................    23
9        Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure...........................................................................    23

                                    Part III

10       Directors and Executive Officers of the Registrant.................................................    23
11       Executive Compensation.............................................................................    23
12       Security Ownership of Certain Beneficial Owners and Management.....................................    24
13       Certain Relationships and Related Transactions.....................................................    24

                                     Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    24
         Signatures.........................................................................................    27

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Network Six, Inc. is a systems integrator and provider of software, information technology consulting and network services to government and industry. Incorporated in 1976 under the name National E-F-T, Inc., the Company has historically focused on providing its services to state government human services agencies. In 1998, substantial portions of its revenues were derived from contracts with such agencies. The Company today also targets its marketing activities to many government agencies other than human service agencies, as well as higher education and network services.

         The Company is incorporated under the laws of Rhode Island, and its principal executive offices are located at 475 Kilvert Street, Warwick, Rhode Island 02886, telephone number (401) 732-9000.

INDUSTRY

         Rapid improvements in the price and performance of computer and communications equipment in the last 20 years, coupled with the growth of sophisticated, powerful software, have resulted in a substantial increase in the number of organizations that use computer-based information systems and in the scope and complexity of such systems. The proliferation of both products and suppliers of products has not only expanded the scope of tasks that can be performed by information systems; it has also increased the complexity of such systems.

         Information systems typically include computer hardware (mainframe, minicomputers, and workstations), software (both custom and packaged), and communications equipment. Effective operation of information systems depends not only on having proper equipment and software, but also on having well-trained and skilled personnel.

         The pace and magnitude of technological change have been so great that it has been difficult for in-house data processing staffs to remain abreast of developments. As a result, business and government organizations increasingly retain third-party vendors employing skilled information technology professionals to define, develop, and install complex custom information systems and to provide applications software and comprehensive solutions to their information systems needs. Business and government organizations are also turning to third-party vendors to provide information technology services in order to reduce their investments in technology and personnel.

STATE GOVERNMENT HUMAN SERVICES AGENCY MARKET

         State government human services agencies are among the organizations that most need the services of outside providers of information technology services to upgrade and maintain their computer based information systems. They have large and burdensome caseloads, must maintain extensive records, and they are being required to increase the capacity and enhance the capabilities of their information systems as the federal government, which in most cases provides a substantial portion of the funding of the programs states administer (see chart below), requires detailed, standardized reporting of program data, elimination of errors, and more responsive management. Yet the information systems of many such agencies are obsolete and have limited data interfacing capabilities. Moreover, the states often require them to do more with less.

         The federal government assists the states by providing financial assistance for information systems in five major areas: (i) the Child Support Enforcement (CSE) program; (ii) the previous welfare programs of AFDC and Jobs Opportunities and Basic Skills (JOBS) program which have been combined into the TANF (Temporary Assistance to Needy Families) and together with the food stamp program; (iii) the Medicaid and experimental managed care programs; (iv) the Child Welfare program; and (v) other programs, including Electronic Benefit Transfer (EBT), automated program policy systems, and out sourcing and privatization of human services agency functions. The U.S. Department of Health and Human Services (HHS) administers these programs at the federal level, with the exception of the food stamp program that is administered by the Food Nutrition Service of the U.S. Department of Agriculture (USDA).

CHILD SUPPORT ENFORCEMENT. The federal government established the Child Support Enforcement (CSE) program in 1975 in response to the increasing failure of many parents to provide financial support to their children. The CSE program is intended to help strengthen families and reduce dependence on government assistance by requiring parents to support their children rather than the government. State governments generally must locate absent parents, establish paternity if necessary, obtain judicial support orders, and collect the support payments required by those orders.

The Child Support Enforcement Amendments of 1984 require that that state CSE systems, in order to receive federal funding, to meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy, and reporting. Welfare reform has had a major impact on CSE systems as well. Welfare reform mandated:
(i) changes to the way collections are distributed; (ii) added a Federal Case Registry (FCR) which is a central repository for child support cases and participants from all states; (iii) new interstate case processing; and (iv) modification to federal reporting requirements.

TANF. The automated information system requirements of two distinct federal-state programs - AFDC and Food Stamps - are usually combined at the state level, previously under the name FAMIS or "Family Assistance Management Information System." Welfare reform has changed the name of the program to TANF (Temporary Assistance to Needy Families). Welfare reform has established time limits for assistance and has made the need for education, training, job placement, and other supportive services especially important.

The Food Stamp Program is designed to improve the nutrition of low-income households and is also administered by state welfare agencies under the supervision of USDA. Benefits are generally provided in the form of food stamp coupons and are funded by the federal government, which reimburses part of the cost of establishing an automated system and are part of the cost of operating an automated food stamp program.

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

CHILD WELFARE. In November 1993 Congress created a funding authority for Statewide Automated Child Welfare Information Systems (SACWIS) that provided federal funds at a 75% rate for the creation of information systems for fiscal years 1994, 1995, 1996 and 1997. Funding levels for 1998 and beyond were and are generally 50%. Also in December 1993, the Administration for Children and Families of HHS published the final rules for the implementation of the section of the Social Security Act of 1935 that requires the collection of adoption and foster care data.

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

FEDERAL FUNDING. Federal Financial Participation (FFP) is the term used for federal funds provided to states to assist in delivering human services or for establishing automated systems to assist in such delivery. From time to time Congress will increase FFP percentages for a limited time in an attempt to motivate states to automate or upgrade certain systems. The following is a table of FFP percentages for state system automation by selected program as of December 31, 1998:


                                                                           Projected End Date
Program                                               FFP%                 Of Current FFP%
-------                                               ----                 ---------------
Temporary Aid to Needy Families                       Varies*              None*
Food Stamps                                           50%                  None
CSE                                                   66%-90%              September 30, 1999**
Medicaid                                              50%                  None
Medicaid/Managed Care                                 50-90%               Varies by program component
Child Welfare                                         50%-75%              None
Other Human Services Systems                          Varies               Varies by program component

* States receive block grants and are
permitted to use federal funds within their discretion.
**Declines to 66%, except for certain
welfare reform initiatives, which would be eligible for 80% FFP.


The FFP percentages shown above are subject to change at any time by the U.S. Congress.

CONTRACTS AND SERVICES PROVIDED

         The Company's contracts with state agencies have covered four basic types of projects: (i) the transfer of an entire automated information system currently in use by another state, which may involve the development of substantial modifications to that system and installation of the modified system; (ii) the development of an entirely new system; (iii) the development and installation of enhancements to an agency's existing system; and (iv) the provision of support services with respect to an existing system. The following table sets forth information as of December 31, 1998 relating to the Company's significant contracts with state agencies since December 1994:

State                  Program Area       Project                 Contract Date       Status
-----                  ------------       -------                 -------------       ------
U.S. Virgin Islands    CSE                Transfer system         December 1994       In process

Idaho                  CSE                Support services        May 1995            Completed


Rhode Island           TANF/CSE           Support services        July 1995           In process

Rhode Island           Dept. of Health    Develop new system      May 1996            In process

Maine                  Child Welfare      Transfer system         April 1997          Completed
                         MACWIS                                                          warranty phase
Maine                  Child Welfare      Support services        April 1998          In process
                         MACWIS

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

         SERVICES. The Company's contracts with state agencies are usually fixed price agreements, except for support services which are generally time and materials contracts, and typically involve most or all of the following services provided by the Company:

         - customizing and modifying an existing system to be transferred or designing a new system;
         -   writing computer programs;
         -   installing the system;
         -   converting data from computer or manual files;
         -   testing the system;
         -   training personnel to operate the system;
         -   providing computers and related equipment; and
         -   managing the system.

         As a result, the services provided in performing a contract are not technically complex, but require emphasis on carefully defining the needs of the staffs of the agencies that administer the programs involved and adapting existing technology to satisfy those needs. Change orders and enhancements under existing contracts are also usually performed on a fixed-price basis and may result in substantial additions to the base contract price. Contract performance generally occurs over a period of 24 to 36 months.

         FEDERAL CERTIFICATION. When system development and installation are complete, the contracting state agency is generally required to obtain federal certification that the system meets federal requirements. There are generally no fixed time requirements for obtaining certification, and certification of the systems installed by the Company has generally been received between 6 and 12 months following completion of installation. Many state agencies require the contractor to provide a performance bond, ranging from 10% to 50% of the contract price, to be released upon completion of the warranty period or upon certification. Total-systems contracts also often provide for a warranty period following completion of the contract.

         Following certification of a newly installed system, it is not unusual for state agencies to contract for support services. Services provided under support contracts are usually paid for on the basis of an hourly rate plus expenses with an overall limitation. The Company estimates that automated information systems currently being installed have a useful technological life of approximately five years and that the systems require revisions every year to keep up with changing legislation, regulation, and its needs.

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

HIGHER EDUCATION

The Company has included Higher Education as a market focus. At a local university, the Company is working on a number of initiatives that fall under the Strategic IT Planning umbrella. In addition to assisting the university in building a comprehensive Strategic IT Plan, the Company has been working on components of this plan, including Administrative Department Assessments, Administrative Systems Planning, and Year 2000 planning and remediation. The Company views its relationship with this customer as a true partnership and looks forward to continued successes in helping them meet their goals and objectives.

The Company is working to expand the education client base. The education market is ever evolving and is demanding more and more IT resources. The Company can help these institutions meet their needs for new and existing systems initiatives. Our qualifications as a successful systems integrator, with seasoned IT professionals from a variety of disciplines, allows us to offer real value to this market. Our success is a reflection of the value we can offer, and we will continue to pursue opportunities for market sector growth.

NETWORK SERVICES

         The Company's network services practice continues to grow. Since 1997, the Company has added many new accounts including private sector companies, cities, towns, and local colleges. In addition, the Company provides network services for current Company customers as well as for the Company offices. Highlights of 1998 projects include work for several municipalities and higher education customers as well as private and non-profit sector customers.

         During 1998, the Company planned and implemented a Windows NT WAN/LAN for a non-profit center involving two primary locations made up of a total of five buildings. Work on the project included hardware and software procurement and installation, as well as electronic messaging, Internet access, remote dial-in access, anti-virus, system back-up and support services.

         The Company also planned and implemented Windows NT wide-area and local-area networks for different municipalities. Work included hardware and software procurement and installation, as well as the installation of the Microsoft Exchange messaging System.

         The Company has also done work for several area colleges and universities. It conducted a high-level assessment of a university's network infrastructure as part of a larger consulting project. The infrastructure assessment involved a review of the university's Help Desk services, infrastructure documentation, disaster recovery plan, network security, system procedures and MIS organizational structure. The review concluded with a report on the findings and recommendations for improvements. The Company was also selected by another college to provide desktop PC configuration and troubleshooting services. The project involved the configuration of over 350 new Dell computers for use in administrative and academic areas.

         The Company has also provided network support to several private sector companies. The projects include migrating an existing Novell NetWare LAN to a Windows NT network, providing help desk support, and other network services.

COMPETITION

         The Company operates in a highly competitive market. The Company's competitors for state human services agency contracts include firms such as Andersen Consulting, Unisys, DRC, American Management Systems, BDM International (now part of TRW) and Deloitte & Touche. These competitors have substantially greater financial, technical, and marketing resources than those of the Company. The Company believes, however, that no single contractor is dominant in its market and that the primary competitive factors are reputation, capability and resources, experience with similar systems, quality and reliability of service, flexibility and price.

         With respect to other State agencies, non-profits and private sector, there are numerous companies that provide software and system development and information technology services. None, however, dominates the market. The network services market is relatively young and has many companies competing for various business opportunities.

BACKLOG

         Substantially all of the Company's revenues are derived from work to be performed under contracts of expected duration exceeding one year. Such contracts may be terminated on relatively short notice and may be subject to/contingent upon state or federal funding. The Company does not believe that contracts for work outstanding at any particular time provide a meaningful indication of future revenue. At December 31, 1998, the Company had the following contracts to provide services which, if fully performed, would result in the revenues shown:

                                              Contract                  Contract Revenues                   Backlog
 Contract Title                               Amount(1)                 Earned Thru 12/31/98           as of 12/31/98(2)
 --------------                               -----------               --------------------           -----------------
Rhode Island CSE                              $ 1,859,426               $   1,701,523                  $      157,903
Rhode Island Support                            5,307,043
                                                                            2,828,601                       2,478,442
U.S. Virgin Islands                             5,879,074
                                                                            5,533,718                         345,356
Rhode Island Dept. of Health                    2,008,788
                                                                            1,729,665                         279,123
Maine Child Welfare (MACWIS) (3)                9,346,858
                                                                            8,369,380                         977,478
MIM Corporation (4)                             1,311,897
                                                                            1,188,327                         123,570
Others                                            157,600
                                                                              129,514                          28,086
                                            -------------               -------------------            -----------------
Totals                                       $ 25,870,686               $  21,480,728                  $    4,389,958
                                            -------------               -------------------            -----------------
                                            -------------               -------------------            -----------------

         (1) Contract amounts for certain of the above contracts have been adjusted to reflect change orders for enhancements or additional functionality.

         (2) The Company expects that substantially all of its backlog at December 31, 1998 will be realized by the end of 1999. There can be no assurance, however, that the Company will ultimately realize all of these revenues from such contracts. See Note 10 to Financial Statements regarding concentration of revenue.

         (3) This includes both the transfer and support services contracts.

         (4) The Company has been doing time and materials consulting for MIM Corporation since January 1998. The Company entered into a one-year support contract with them in March 1999.

EMPLOYEES

         The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified technical and project management personnel. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

         As of December 31, 1998, the Company had approximately 100 employees. None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are excellent

ITEM 2.  PROPERTIES.

         The Company's principal offices are located in Warwick, Rhode Island, approximately 12 miles from Providence. The Company leases approximately 9,500 square feet of office space at this location under a lease with an average annual cost including utilities of approximately $186,000 that expires on October 31, 2000. The Company also leases 3,600 square feet in Augusta, Maine to support project activities. This lease expires June 30, 1999. The Company believes that these offices are adequate for its current and near term needs.

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

         On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between the MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company, and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $70 million in damages.

         In connection with the Hawaii litigation the Company was ordered to assign all Hawaii related leases to the State. One of the lessors has sued the Company for failure to pay. The Company believes it was released of all responsibility on the lease per the court order.


         Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The NASDAQ SmallCap Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a unfavorable outcome is unlikely. At December 31, 1998, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.46 million, which is slightly less than stockholders' equity of approximately $3.8 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on The NASDAQ SmallCap Market under the symbol "NWSS." Prior to August 2, 1993, the Common Stock was traded in the over-the-counter market under the same symbol.

         The following table sets forth the high and low sales prices of the Company's Common Stock as reported on The NASDAQ National Market prior to October 29, 1998 thereafter on the NASDAQ SmallCap Market.

                                                HIGH                      LOW
              1998
              First Quarter                   $ 5.38                   $ 2.75
              Second Quarter
                                                6.00                     3.38
              Third Quarter
                                                9.75                     3.19
              Fourth Quarter
                                                5.25                     2.94

              1997
              First Quarter                   $ 2.88                   $ 0.88
              Second Quarter
                                                2.13                     1.25
              Third Quarter
                                                3.00                     1.75
              Fourth Quarter
                                                3.88                     2.25

As of December 31, 1998 there were 302 holders of record of the Common Stock, representing approximately 391 beneficial owners. The last reported sale price for the Common Stock, as reported on The NASDAQ SmallCap Market on February 26, 1999 was $5.00 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in or incorporated by reference in this Form 10-K. The selected financial data for each of the five years in the period ended December 31, 1998 are derived from the Company's audited financial statements.

INCOME STATEMENT DATA:

                                           YEAR ENDED DECEMBER 31,
                                         1998             1997              1996             1995             1994
                                         ----             ----              ----             ----             ----
Contract revenue earned                $ 10,399,979      $ 11,460,437      $ 7,344,380     $ 20,985,012     $ 21,210,878
Cost of revenue earned                    6,418,678         8,620,097        7,359,649       19,299,944       13,768,838
                                       ------------      ------------      -----------     ------------     ------------
Gross profit (loss)                       3,981,301         2,840,340                         1,685,068        7,442,040
                                                                              (15,269)
Selling, general and
   administrative expense                 2,260,418         2,071,294        2,240,073        4,369,260        3,700,789
Research & development
   expense                                                                                      185,235
                                                  -                 -                -                                 -
Restructuring expense                                                        (119,436)          537,221
                                                  -                 -                                                  -
Income (loss) from
   operations                             1,720,883           769,046      (2,135,906)      (3,406,648)        3,741,251
Income (loss) before
   income taxes                           1,674,006           534,950      (2,533,368)      (3,792,521)        3,574,612
Net income (loss)                         1,061,006           406,950      (1,758,345)      (2,427,440)        2,109,020
Net income (loss) per share
   Basic
                                               0.96              0.25           (2.71)           (3.68)             2.79
   Diluted
                                               0.96              0.25           (2.71)           (3.68)             2.39
Shares used in computing net income
     (loss) per share
   Basic                                    758,547           729,927          719,317          709,841          689,587
   Diluted                                  758,547           729,927          719,317          709,841          883,184


BALANCE SHEET DATA:

                                              YEAR ENDED DECEMBER 31,
                                         1998             1997              1996             1995             1994
                                         ----             ----              ----             ----             ----
Working capital                         $ 1,416,200         $  22,117     $(1,073,671)     $(2,075,339)      $ 6,266,622
Hawaii contract receivables*              3,459,382         3,459,382        3,571,824        5,711,022        3,691,048
Total assets                              8,700,782         9,292,103        8,273,564       14,945,273       11,930,399
Long-term obligations                     1,156,812         1,422,725          235,479          254,393          158,038
Total stockholders' equity                3,808,883         2,955,420        2,748,777        4,644,494        6,914,434

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

GENERAL

         The Company was incorporated in 1976 as National E-F-T, Inc. Initially the Company provided consulting services with respect to electronic funds transfer and electronic data interchange systems. In 1983 the Company changed its name to Network Solutions, Inc. and on February 1, 1994 to Network Six, Inc. By 1983, the Company had changed its focus to that of a regional provider of systems development and contract computer programming services. Since 1988, the Company has focused its efforts on providing its services to state government human services agencies. Commencing in 1998, the Company began targeting its marketing efforts at other state government agencies as well as non-for-profit organizations and the private commercial sector.

          In January 1998 the Company announced a new $1.5 million line of credit (See "Liquidity and Capital Resources") and the change of its independent auditors from KPMG LLP to Sansiveri, Kimball & McNamee L.L.P. The Company also announced an extension of the child support enforcement contract with the U.S. Virgin Islands and a contract to assist MIM Corporation with the development of a pharmaceutical benefits management system.

          On October 29, 1998 the Company's stock was transferred from the NASDAQ National Market and moved to The NASDAQ SmallCap Market.

          The Company received comments on January 30, 1998 from the Securities and Exchange Commission regarding the timing of revenue recognition with regard to the Company's contract with the State of Hawaii during 1996 and whether an allowance should be taken by the Company against the contract receivable relating to that contract ($3,459,382 at December 31, 1998). The Company believes that, although the outcome of the Company's litigation with the State of Hawaii is uncertain (see Item 3 - Legal Proceedings), it is likely to prevail in the Hawaii litigation and therefore the Company is not required to take an allowance against that receivable.

          In April 1998 the Company announced the extension of its contract with the State of Rhode Island, Department of Human Services, to support the InRHODES system. The contract has been extended through June 30, 1999. The contract extension is valued at approximately $2.8 million. InRHODES is a comprehensive computer system that integrates data and functions for the Family Independence Program, Food Stamps, Child Support Enforcement, Medicaid Eligibility and General Public Assistance programs.

          In May 1998, the Company announced a three-month support contract with the State of Maine, Department of Human Services, for the child welfare system known as MACWIS that the Company recently developed and implemented followed by a one-year support contract valued at $1.8 million. The $1.8 million contract was signed in June 1998 and subsequently increased to $1.9 million.

          In May 1998 director Dana Gaebe decided not to run for re-election to the Board of Directors. The Company wishes to thank Mr. Gaebe for his twenty-two years of service as a Board member.

          In September 1998, the Company announced it had entered into a $250,000 term loan with the Business Development Corporation of Rhode Island and a $250,000 term loan with the Small Business Loan Fund Corporation, a subsidiary of the Rhode Island Economic Development Corporation. See Liquidity and Capital Resources.

          In December 1998, the Company announced that Mr. Ralph O. Cot, formally an executive with Commercial Union, a global insurance provider, had joined the Board of Directors.

          In January 1999, the Company announced that the State of Rhode Island, Department of Administration, had increased its contract with the Company for an additional $2.5 million for enhancing the State's InRHODES computer system. This brings the total value of the Company's support contract with the State of Rhode Island for InRHODES-related work to $5.3 million.

          In February 1999 the Company announced that Dr. Samara H. Navarro, formally Deputy Commissioner, Department of Children and Families, State of Florida, joined the Company as Vice President of Governmental Services.

YEAR 2000 DISCLOSURE

         The Year 2000 issue concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information subsequent to December 31, 1999. The Company has committed resources (approximately $50,000) over the past six months to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

State of Readiness:

         In evaluating the Company's exposure to the year 2000 issue, management first identified those systems that were critical to the ongoing business of the Company and that would require significant manual intervention should those systems be unable to process dates correctly following December 31, 1999. These systems were the Company's internal time tracking system and internal administrative system. Once these systems were identified, the following steps were identified as those that would be required to be taken to ascertain the Company's state of readiness:

          I. Obtaining letters from software and hardware vendors concerning the ability of their products to properly process dates after December 31, 1999;

          II. Testing the operating systems of all hardware used in the Company, and internal administration systems to determine if dates after December 31, 1999 can be processed correctly;

          III. Surveying other parties who provide or process information in electronic format to the

                 Company as to their state of readiness and ability to process dates after December 31, 1999; and

          IV. Testing the identified information systems to confirm that they will properly recognize and process dates after December 31, 1999.

         The Company anticipates completion of Step I - Step IV above for all material software and hardware by the end of June 1999. Any software or hardware determined to be noncompliant will be modified, repaired or replaced. The Company estimates the costs of such modifications, repairs and replacements to be $100,000 at this time.

Costs:

         As noted above, the Company spent approximately $50,000 over the past six months to improve its information systems. In addition, the Company anticipates that it will spend approximately $50,000 over the next 12 months to further improve its information systems.

Risks:

         Effective August 4, 1998, the Securities and Exchange Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 issue. In this Release, the Commission required that registrants include in its year 2000 disclosure a reasonable description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 will be addressed on a timely basis so that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, or if compliance testing is delayed or necessary remediation efforts are not accomplished in accordance with the Company's plans described above, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's time tracking related to contract labor costs would need to be processed manually for some limited period of time. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 issue. However, the Company does not believe that it will incur any material expenses or suffer any significant loss of revenues in connection with such minimal disruptions.

Contingency Plans:

         As discussed above, in the event of the occurrence of the "most reasonably likely worst case scenario" the Company could hire an appropriate level of temporary staff to manually assist with the time tracking process.

Forward Looking Statements:

         Certain information set forth above regarding the year 2000 issue and the Company's plans to address those problems are forward looking statements under the Securities Act and the Exchange Act. See the second paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of forward-looking statements and related risks and uncertainties. In addition, certain factors particular to the year 2000 issue could cause actual results to differ materially from those contained in the forward looking statements, including, without limitation: failure to identify critical information systems which experience failures, delays and errors in the compliance and remediation efforts described above, unexpected failures by key vendors, software providers or business partners to be year 2000 compliant or the inability to repair critical information systems. In any such event, the Company's results of operations and financial condition could be adversely affected. In addition, the failure to be year 2000 compliant of third parties outside of our control such as electric utilities or financial institutions could adversely effect the Company's results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated, information derived from the Company's Financial Statements expressed as a percentage of the Company's contract revenue earned:

                                                           YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                      1998          1997           1996          1995
                                                      ----          ----           ----          ----
Contract revenue earned                             100.0%        100.0%         100.0%        100.0%
Cost of revenue earned                               61.7%         75.2%         100.2%         92.0%
Gross profit                                         38.3%         24.8%          -0.2%          8.0%
Selling and administrative expenses                  21.7%         18.1%          30.5%         20.8%
Research and development expense                      0.0%          0.0%           0.0%          0.9%
Restructuring                                         0.0%          0.0%          -1.6%          2.6%
Income before income taxes                           16.1%          4.7%         -34.5%        -18.1%
Net income (loss)                                    10.2%          3.6%         -23.9%        -11.6%

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Contract revenue earned decreased $1,060,457, or 9%, from $11,460,437 in the year ended December 31, 1997 to $10,399,980 in the year ended December 31, 1998 primarily due to the completion of the Idaho Child Support Enforcement project in March 1997, and the substantial completion of the Rhode Island Department of Health system (KidsNet) and the Maine Automated Child Welfare Information System (MACWIS) projects. This decrease was offset by increased work on the Rhode Island Department of Human Services contract due to welfare reform, commencement of the MIM Corporation project, and increased business for the Company's Network Services Division.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $2,201,419, or 26%, from $8,620,097 in 1997 to $6,418,678 in 1998. This was primarily due to a lower reliance on subcontractor labor, which is generally at a higher cost than the Company's internal staff.

         Gross profit increased $1,140,961 from $2,840,340 in 1997 to $3,981,301 in 1998. Gross profit, as a percentage of revenue was 25% for 1997 and 38% for 1998. This was primarily because of the Company's improved margins on the Maine MACWIS support project over the Maine MACWIS project.

         Selling, general and administrative expenses increased $189,124, or 9%, from $2,071,294 in 1997 to $2,260,418 in 1998 primarily due to an increase in marketing and related expenses. On a percentage basis, SG&A expenses increased from 18% in 1997 to 22% in 1998, as a percentage of contract revenue earned.

         Interest expense decreased $140,716 or 53% from $266,030 in 1997 to $125,314 in 1998 due to a lower level of borrowing.

         As a result of the foregoing, income before income taxes was $1,674,006 in 1998, an increase of $1,139,056 from $534,950 in 1997. Income before income taxes, as a percentage of contract revenue earned increased from 5% in 1997 to 16% in 1998.

         Net income of $1,061,006 in 1998 represents an increase of $654,056, or 161%, from $406,950 in 1997. As a percentage of contract revenue earned, net income increased from 4% in 1997 to 10% in 1998. The Company's effective tax rate was 24% for 1997 and 37% for 1998.

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

         Selling, general and administrative expenses decreased $168,779, or 8%, from $2,240,073 in 1996 to $2,071,294 in 1997 primarily due to a reduction of expense to support the Company's marketing and proposal efforts. On a percentage basis, SG&A expenses decreased from 31% in 1996 to 18% in 1997, as a percentage of contract revenue earned, primarily as a consequence of the Company's efforts to reduce expenses and increase revenues.

         Interest expense decreased $169,895 or 39% from $435,925 in 1996 to $266,030 due to a lower level of borrowing.

         As a result of the foregoing, income before income taxes was $534,950 in 1997, an increase of $3,068,318 from a loss of $2,533,368 in 1996. Income before income taxes, as a percentage of contract revenue earned increased from a loss of 34% in 1996 to 5% in 1997.

         Net income of $406,950 in 1997 represents an increase of $2,165,295 from a net loss of $1,758,345 in 1996. As a percentage of contract revenue earned net income increased from a loss of 24% in 1996 to income of 4% in 1997. The Company's effective tax rate was 31% for 1996 and 24% for 1997.

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

         The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $1,066,014, $1,854,052 and $2,230,504 in the years ended December 31, 1998,
1997, and 1996 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

         On April 30, 1997 the Company signed a term loan (the "Loan") with its bank which required the Company to reduce its outstanding borrowings under the Loan from $1.8 million to the following limits: October 15, 1997 - $1,500,000, November 15, 1997 - $1,200,000 and December 15, 1997 - $900,000. The interest rate on the Loan was 16%, with the difference between 16% and prime plus 2% payable at maturity, which was January 31, 1998. There were also a number of provisions for accelerated payment to reduce the Loan balance, such as paying the bank 50% of any contract holdbacks or income tax refunds. In addition, the Company agreed to provide the bank with warrants to purchase 50,487 unregistered shares of the Company's Common Stock at $1.75 per share, exercisable immediately with an expiration date of April 30, 2002, and agreed to provide the bank 15% of any recovery received from its litigation in Hawaii. The warrants and the bank's right to a percentage of any recovery would terminate if the Company paid down the Loan completely or raised $1 million of equity capital prior to maturity. The Company's obligations under the Loan were secured by substantially all of the assets of the Company. The Loan also provided that the Company not pay any dividends on its capital stock without the consent of the bank. On January 26, 1998 the Loan was paid in full. As of December 31, 1997, the balance was $1,160,000. The warrants and the bank's right to a percentage of any Hawaii recovery were returned to the Company.

          On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At December 31, 1998 the Line of Credit had an outstanding balance of zero.

         On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company. The BDC was also issued five-year warrants to purchase 11,500 unregistered shares of the Company's Common Stock at a price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes model and is being amortized ratably over the exercise period. Such amount is included in other noncurrent assets on the accompanying balance sheet.

         The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 1999. This assumes, however, that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii, MAXIMUS and CBSI. See Item 3 - Legal Proceedings.

         The Company believes that inflation has not had a material impact on its results of operations to date.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997and had no effect on the Company's financial statements for 1997 and 1998.

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement requires the use of the "management approach" model for segment reporting. The management approach model is founded upon the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, management structure, or other parameters which management uses to organize a company. The Company is required to adopt this new standard for the year ended December 31, 1998; however, such standard had no effect on the Company's financial statements for 1997 and 1998.

         In February 1998, Statement of Financial Accounting Standards No, 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit calculation, and eliminates certain disclosures that are no longer considered useful. This statement effectively revised guidance previously provided by Statement of Financial Accounting Standards Nos., 87,88 and 106. The Company is required to adopt the new standard for the year ended December 31, 1998; however, such standard had no effect on the Company's financial statements for 1998.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as both assets and liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Labor Considerations

Due to the technical and labor-intensive nature of the Company's business, continued success of the Company depends largely upon the ability of management to attract and retain highly-skilled information technology professionals and project managers possessing the technical skills and experience necessary to deliver the Company's services. There is a high demand for qualified information technology professionals worldwide and they are likely to remain a limited resource for the foreseeable future. The Company has no assurance that qualified information technology professionals will continue to be available in sufficient numbers, or at wages, which will enable the Company to retain current or future employees. A material adverse effect on the Company's business, operating results, and financial condition would be expected if the Company fails to attract or retain qualified information technology professionals in sufficient numbers.

Technological Considerations

Rapid technological change, evolving industry standards, changing client preferences and new product introductions characterizes the information technology industry. The Company's success will depend in part on its ability to develop technological solutions that keep pace with changes in the industry. There can be no assurance that products or technologies developed by others will not render the Company's services noncompetitive or obsolete or that the Company will be able to keep pace with the expected continued rapid changes in technology. A failure by the Company to address these developments could have a material adverse effect on the Company's business, operating results and financial condition.

Year 2000 Client Considerations

The Company's contracts, including year 2000 projects, often involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to measure. There can be no assurance that despite the Company's attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, these attempts will be successful. The Company's inability to meet a client's expectations in the delivery of its services could result in a material adverse effect to the client's operations and, therefore, could potentially give rise to claims against the Company or damage the Company's reputation, detrimentally affecting its business, operating results and financial condition.

Long Term Contract Concerns

The typical contract with a client is for a term of one to three years. Generally, there is no assurance that a client will renew its contract when it terminates. Under such contracts, clients may reduce the use of the Company's services without penalty. Failure by the Company to retain its existing clients could materially adversely effect its results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is contained on pages F-2 to F-26 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 6, 1998, the Company engaged the firm of Sansiveri, Kimball & McNamee, L.L.P. ("SKM"), as its auditors. Before the engagement, neither the Company nor anyone on its behalf (i) consulted with the newly engaged accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) had been provided with advice that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue. The decision to engage SKM was approved by the Audit Committee of the Board of Directors of the Company.

         On January 6, 1998, the Company terminated, with the concurrence of its Audit Committee, its relationship with its auditors KPMG LLP ("KPMG"). KPMG included in its Independent Auditors' reports dated March 28, 1997 and April 1, 1996 a statement that the accompanying financial statements had been prepared assuming that the Company will continue as a going concern. In addition, during the audit of the Company's financial statements for the year ended December 31, 1996, KPMG concluded that approximately $1.8 million of revenue recognized on the Company's contract with the State of Hawaii during the first three quarters of 1996 should not have been recognized and should have been reversed in the respective quarters. The Company believes that the revenue was properly and correctly recognized and that there is no reason that it should have known under applicable accounting standards that the revenue should not have been recognized at the time. Moreover, when the Company had reason to know that revenue under the contract should not be recognized because of changed conditions, such revenue was reversed in the fourth quarter of 1996 and for the year ended December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

         The Company currently intends to include the information required by
Item 10 for its 1999 Annual Meeting Proxy Statement ("1999 Proxy Statement") and such proxy statement is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

         The Company currently intends to include the information required by
Item 11 in the Company's 1999 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company currently intends to include information required by Item 12 in the Company's 1999 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company currently intends to include information required by Item 13 in the Company's 1999 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  (1) LIST OF FINANCIAL STATEMENTS.

         The following financial statements and notes thereto of the Company and Independent Auditors' Report thereon are included on pages F-2 to F-26 of this report:

                 Independent Auditors' Report of Sansiveri, Kimball & McNamee
                     L.L.P.
                 Independent Auditors' Report of KPMG LLP
                 Balance Sheets as of December 31, 1998 and 1997
                 Statements of Operations for the Years Ended December 31, 1998,
                     1997, and 1996
                 Statements of Stockholders' Equity for the Years Ended December
                     31, 1998, 1997, and 1996
                 Statements of Cash Flows for the Years Ended December 31, 1998,
                     1997 and 1996
                 Notes to Financial Statements

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


         10.12    Employment Agreement between the Company and Mr.

                  Kenneth C. Kirsch dated January 1, 1997 (incorporated by reference from the Company's Form 10-K, exhibit 10.16, for the fiscal year ended December 31, 1996)

         10.13 Credit Agreement dated December 31, 1997 between the Company and Prinvest Financial Corporation (incorporated by reference from the Company's Form 10-K, exhibit 10.17, for the fiscal year ended December 31, 1997)

         10.14 Contract dated April , 1997 between the Company and the State of Maine Re: Automated child welfare system (incorporated by reference from the Company's Form 10-K, exhibit 10.18, for the fiscal year ended December 31, 1997)

         10.15 Agreement dated December 29, 1997 between the Company and Lockheed Martin IMS re note payable (incorporated by reference from the Company's Form 10-K, exhibit 10.19, for the fiscal year ended December 31, 1997)

         10.16 Credit Agreement dated September 23, 1998 between the Company and Small Business Loan Fund Corporation, a subsidiary of the Rhode Island Economic Development Corporation

         10.17 Credit Agreement dated September 23, 1998 between the Company and Business Development Corporation of Rhode Island

         22.1 List of Subsidiaries (incorporated by reference from the Company's Form 10, File No. 0-21038)

         23.1     Consent of Sansiveri, Kimball & McNamee L.L.P.

         23.2     Consent of KPMG LLP


(B)      REPORTS ON FORM 8-K.

         A current report on Form 8-K, dated December 1, 1998 was filed by the Company and included the press release dated December 1, 1998 announcing Ralph H. Cote as a new member of the Board of Directors.

         A current report on Form 8-K, dated November 2, 1998 was filed by the Company and included the press release dated October 29, 1998 announcing the Company's listing on the NASDAQ SmallCap Market.

         A current report on Form 8-K, dated October 28, 1998 was filed by the Company and included the press release dated October 26, 1998, announcing the Company's results for the quarter ended September 30, 1998. A Statement of Operations (without notes) for the quarters ended September 30, 1998 and, 1997 was included with the filing. A balance sheet as of September 30, 1998 and December 31, 1997 was also included with the filing.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 18th day of March 1999.


                                     NETWORK SIX, INC.



                                     By: /s/ KENNETH C. KIRSCH
                                        ----------------------------------------
                                      Kenneth C. Kirsch
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                       DATE


/s/ KENNETH C. KIRSCH               Chairman of the Board, President,           March 18, 1999
------------------------            and Chief Executive Officer (Principal
  Kenneth C. Kirsch                 Executive Officer)


/s/ DOROTHY M. CIPOLLA              Chief Financial Officer, and                March 18, 1999
------------------------            Treasurer (Principal Financial
Dorothy M. Cipolla                  and Accounting Officer)


/s/ RALPH H. COTE                   Director                                    March 18, 1999
------------------------
Ralph H. Cote


/s/ NICHOLAS R. SUPRON              Director                                    March 18, 1999
------------------------
Nicholas R. Supron


/s/ CLIFTON C. DUTTON               Director                                    March 18, 1999
------------------------
Clifton C.  Dutton

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES





                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report of Sansiveri, Kimball & McNamee L.L.P.                              F-2
Independent Auditors' Report of KPMG LLP                                                         F-3
Balance Sheets as of December 31, 1998 and 1997                                                  F-4-5
Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996                   F-6
Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996         F-7
Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996                   F-8-9
Notes to Financial Statements                                                                    F-10

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Network Six, Inc.:


We have audited the accompanying balance sheet of Network Six, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Network Six, Inc. as of December 31, 1996 were audited by other auditors, whose report dated March 28, 1997 on those statements included an explanatory paragraph that described significant uncertainties as to the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Network Six, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed more fully in Note 12 to the financial statements, in 1996 the State of Hawaii terminated a significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test, and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and features beyond the scope of the contract. At December 31, 1998 and 1997, the Company had unbilled work-in-progress and related receivables from the State of Hawaii of approximately $3.5 million. Also, the Company is involved in other litigation related to the Hawaii contract as discussed in Note 12.


Sansiveri, Kimball & McNamee, L.L.P.
/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island
February 19, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Network Six, Inc.:


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Network Six, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Network Six, Inc. for the year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying 1996 financial statements have been prepared assuming that the company will continue as a going concern. As discussed more fully in note 12 to the financial statements, in 1996 the State of Hawaii terminated a significant system implementation contract with the Company and filed a lawsuit against the Company seeking an unspecified amount for damages due to alleged breach of contract, including alleged failure to complete the design, application programming, system test and system implementation. In January 1997, the Company filed a counterclaim alleging that the State had fraudulently induced the Company into designing and building a system having capabilities and features beyond the scope of the contract. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, including the probability that this litigation will have a material adverse impact on the Company's financial position. At December 31, 1996, the Company had unbilled work-in-process and related receivables from the State of Hawaii of approximately $3.5 million, which exceeded the Company's stockholders' equity of approximately $2.7 million, for which no allowance for uncollectability had been recorded. Additionally, the Company has not accrued for any liability to the State which may result from this litigation. Also the Company is involved in other litigation related to the Hawaii contract as discussed in note 12, had suffered recurring losses and its bank financing agreement has expired. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these uncertainties are also described in note 12. The 1996 financial statements do not include any adjustments that might result from the outcome of these uncertainties.


KPMG LLP
/s/ KPMG LLP

Providence, Rhode Island
March 28, 1997

                                NETWORK SIX, INC.

                                 Balance Sheets
                           December 31, 1998 and 1997

ASSETS (NOTE 4)                                                              1998                  1997
---------------
                                                                       -----------------     ------------------


Current assets:
     Cash and cash equivalents                                       $        1,442,035    $         1,291,924

     Contract receivables, less allowance for doubtful
          accounts of $69,175 in 1998 and
          $50,000 in 1997 (note 2)                                            1,966,788              2,011,379

     Costs and estimated earnings in excess of billings
          on contracts (note 3)                                               1,220,253              1,388,515

     Other assets                                                               112,433                244,257

                                                                       -----------------     ------------------

          Total current assets                                                4,741,509              4,936,075

                                                                       -----------------     ------------------


Property and equipment (note 5):
     Computers and equipment                                                    590,527                506,484

     Furniture and fixtures                                                     163,532                167,558

     Leasehold improvements                                                                             20,191
                                                                                 20,191
                                                                       -----------------     ------------------

                                                                                774,250                694,233

Less: accumulated depreciation and amortization                                 602,033                627,146

                                                                       -----------------     ------------------
          Net property and equipment                                            172,217                 67,087


Deferred taxes (note 6)
                                                                                 37,097                391,475

Contract receivables and costs in excess of billings
     on Hawaii contract (notes 2, 3 and 12)                                   3,459,382              3,459,382

Other assets                                                                    290,577                438,084

                                                                       -----------------     ------------------

Total assets                                                         $        8,700,782    $         9,292,103

                                                                       -----------------     ------------------
                                                                       -----------------     ------------------

                                                                                              (continued -1)

                                NETWORK SIX, INC.

                           December 31, 1998 and 1997

LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998              1997
------------------------------------
                                                                              --------------   ---------------
Current liabilities:
     Notes payable to bank  (note 4)                                                $     -       $ 1,160,000
     Current installment of obligations under capital leases (note 5)
                                                                                     89,483            82,690
     Current portion of long-term debt:
          Vendors (note 7)
                                                                                    200,000           163,871
          Others   (note 4)
                                                                                     91,997                 -
     Accounts payable
                                                                                     58,456           188,377
     Accrued salaries and benefits
                                                                                    579,320           449,133
     Accrued subcontractor expense
                                                                                     24,950         1,352,393
     Other accrued expenses
                                                                                    320,982           342,465
     Billings in excess of costs and estimated earnings on contracts (note 3)
                                                                                    341,572           155,754
     Income taxes payable (note 6)
                                                                                    780,066            13,338
     Deferred taxes (note 6)
                                                                                     42,491           545,869
     Preferred stock dividends payable
                                                                                    795,992           460,068
                                                                              --------------   ---------------
          Total current liabilities
                                                                                  3,325,309         4,913,958
                                                                              --------------   ---------------

Obligations under capital leases, excluding current
     installments (note 5)
                                                                                     38,090           104,003
Long-term debt, less current portion:
          Vendors (note 7)
                                                                                    542,239           742,239
          Others   (note 4)
                                                                                    409,778                 -
Hawaii Payable (note 12)
                                                                                    576,483           576,483
                                                                              --------------   ---------------
          Total Liabilities
                                                                                  4,891,899         6,336,683
                                                                              --------------   ---------------
Commitments (notes 5, 9 and 12)
Other information (notes 10 and 11)
Stockholders' equity (note 8):
  Series A convertible preferred stock, $3.50 par value. Authorized
    857,142.85 shares; issued and outstanding 714,285.71 shares in 1998 and
    1997; liquidation of $3.50 per share plus unpaid and accumulated dividends    2,235,674         2,235,674
  Common stock, $.10 par value. Authorized 4,000,000 shares; issued
    and outstanding 764,663 shares in 1998 and 734,294 in 1997                       76,466            73,429

Additional paid-in capital                                                        1,796,284         1,670,939
Retained earnings (accumulated deficit)                                            (299,541)       (1,024,622)
                                                                              --------------   ---------------
          Total stockholders' equity                                              3,808,883         2,955,420
                                                                              --------------   ---------------
          Total Liabilities and Stockholders' Equity                             $8,700,782       $ 9,292,103
                                                                              --------------   ---------------
                                                                              --------------   ---------------


See accompanying notes to financial statements.                   (concluded -2)

                                NETWORK SIX, INC.

                            Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996


                                                            1998                1997                 1996
                                                      -----------------   -----------------    -----------------

Contract revenue earned (note 10)                         $ 10,399,979        $ 11,460,437          $ 7,344,380
Cost of revenue earned                                       6,418,678           8,620,097            7,359,649
                                                      -----------------   -----------------    -----------------
     Gross profit (loss)                                     3,981,301           2,840,340
                                                                                                       (15,269)

Selling, general and administrative expenses                 2,260,418           2,071,294            2,240,073
Restructuring (note 11)                                                                               (119,436)
                                                                     -                   -
                                                      -----------------   -----------------    -----------------
     Income (loss) from operations                           1,720,883             769,046          (2,135,906)

Other deductions (income)
     Interest expense                                          125,314             266,030              435,925
     Interest earned
                                                              (78,437)            (31,934)             (38,463)
                                                      -----------------   -----------------    -----------------
          Income (loss) before income taxes                  1,674,006             534,950          (2,533,368)

Income taxes (note 6)                                          613,000             128,000            (775,023)
                                                      -----------------   -----------------    -----------------

Net income (loss)                                          $ 1,061,006          $  406,950         $(1,758,345)
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------

Net income (loss) per share:
Basic                                                         $   0.96            $   0.25           $   (2.71)
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------
Diluted                                                       $   0.96            $   0.25           $   (2.71)
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------


Shares used in computing net income per share:
Basic                                                          758,547             729,927              719,317
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------

Diluted                                                        758,547             729,927              719,317
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------


Preferred dividends declared                                $  335,925          $  225,307           $  187,500
                                                      -----------------   -----------------    -----------------
                                                      -----------------   -----------------    -----------------



See accompanying notes to financial statements.

                                NETWORK SIX, INC.
                       Statements of Stockholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996

                                                   Series A                                   Retained
                                                Convertible                Additional         Earnings                        Total
                                                  Preferred     Common        Paid-in     (Accumulated     Treasury   Stockholders'
                                                      Stock      Stock        Capital         Deficit)        Stock          Equity
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1995                  $   2,235,674   $ 71,517   $  1,603,770     $    739,580   $  (6,047)   $   4,644,494

Net Loss                                                                                   (1,758,345)                  (1,758,345)
Dividends declared on preferred stock
   7.5%/share                                                                                (187,500)                    (187,500)
Shares Issued in connection
   with exercise of options 4,900 shares                           490         37,485                                        37,975
Shares Issued in connection with
   employee stock purchase plan 1,120 shares                       112         12,041                                        12,153
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1996                      2,235,674     72,119      1,653,296      (1,206,265)      (6,047)       2,748,777

Net Income
                                                                                               406,950                      406,950
Dividends declared on preferred stock
   7.5%/share (Q1-Q3); 13.5% (Q4)                                                             (225,307)                    (225,307)
Sale of 4,998 treasury shares                                                                                6,047           6,047
Sale of 13,102 shares of common stock                            1,310         17,643                                       18,953
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1997                      2,235,674     73,429      1,670,939      (1,024,622)         -         2,955,420

Net Income                                                                                  1,061,006                    1,061,006
Dividends declared on preferred stock
   7.5%/share                                                                                (335,925)                    (335,925)

Shares Issued in connection
   with exercise of options 6,275 shares                           628         12,223                                        12,851
Sale of 24,094 shares of common stock                            2,409         76,316                                        78,725
Warrants issued with term loan                                                 36,806                -                       36,806
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                  $   2,235,674   $ 76,466   $  1,796,284    $   (299,541)      $     -   $   3,808,883
                                              -------------------------------------------------------------------------------------
                                              -------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                NETWORK SIX, INC.

                            Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996


                                                                        1998               1997                 1996
                                                                        ----               ----                 ----

  Net Income (loss)                                                     $1,061,006          $ 406,950        $ (1,758,345)

  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                        47,415            82,010               337,460

       Provision for doubtful accounts
                                                                            19,175            (47,856)              47,856
       Loss on sale/disposal of fixed assets                                 6,518              9,023               60,487
       Provision for deferred taxes                                      (149,000)             75,000             (394,862)
       Accrued financing fee                                               20,000                  -                    -
       Forgiveness of note payable to vendor                              (50,036)                 -                    -
       Changes in operating assets and liabilities:
       Contract receivables                                                25,416            (434,765)            (100,059)
       Cost and estimated earnings
         in  excess of billings on contracts                              168,262             476,423            1,348,138
       Income taxes receivable                                                  -             516,046            1,231,778
       Other current assets                                                131,824           (85,281)              105,186
       Due from officer                                                         -                  -               63,779
       Other noncurrent assets                                             181,548          (261,785)              256,547
       Long term amounts due from Hawaii                                        -            112,442             2,139,198
       Accounts payable                                                   (129,921)       (1,543,955)               35,333
       Accrued salaries and benefits                                       130,187           (21,634)               28,104
       Accrued subcontractor exp.                                      (1,327,443)          1,330,149            (399,613)
       Other notes payable                                                      -             698,593              207,517
       Hawaii payable                                                           -             576,483                    -
       Other accrued expenses                                             (21,483)          (165,729)            (110,675)
       Accrued restructuring                                                    -             (5,383)            (512,297)
       Billings in excess of costs
         and estimated earnings on contracts                               185,818            123,983            (355,028)
       Income taxes payable                                                766,728             13,338                    -
                                                                   ----------------   ----------------    -----------------
           Net cash provided by operating activities                     1,066,014          1,854,052            2,230,504
                                                                   ----------------   ----------------    -----------------

                                NETWORK SIX, INC.

                  Years ended December 31, 1998, 1997 and 1996

                                                                             1998               1997                 1996
                                                                             ----               ----                 ----
  Cash flows from investing activities:
     Proceeds from sale of assets                                           $        -         $    1,948         $     32,811
     Capital expenditures                                                     (156,299)           (21,552)             (10,277)
                                                                        ----------------   ----------------    -----------------
                Net cash provided by (used in) investing  activities          (156,299)           (19,604)              22,534
                                                                        ----------------   ----------------    -----------------


Cash flows from financing activities:
     Principal payments on capital lease obligations                           (59,120)           (55,105)            (181,235)
     Net proceeds (payments) from note payable to bank                      (1,160,000)          (640,000)          (3,200,000)
     Proceeds from long-term debt                                               500,000
                                                                                                         -                    -
     Payments on long-term debt                                               (132,060)
                                                                                                         -                    -
     Proceeds from issuance of common stock
                                                                                 91,576             18,593              50,126
     Proceeds from sales of treasury stock
                                                                                      -              6,047                    -
                                                                        ----------------   ----------------    -----------------
          Net cash used in financing activities                               (759,604)          (670,105)          (3,331,109)
                                                                        ----------------   ----------------    -----------------

    Net increase (decrease) in cash                                             150,111          1,164,343          (1,078,071)

    Cash at beginning of year                                                 1,291,924            127,581           1,205,652
                                                                        ----------------   ----------------    -----------------
    Cash at end of year                                                     $ 1,442,035        $ 1,291,924        $    127,581
                                                                        ----------------   ----------------    -----------------
                                                                        ----------------   ----------------    -----------------


  Supplemental cash flow information:
     Cash (received) paid during the year for:
         Income taxes                                                       $   (4,788)        $ (467,781)        $(2,086,198)
                                                                        ----------------   ----------------    -----------------
                                                                        ----------------   ----------------    -----------------

         Interest                                                           $   89,030         $  222,376         $   399,182
                                                                        ----------------   ----------------    -----------------
                                                                        ----------------   ----------------    -----------------


See accompanying notes to financial statements.

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


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

 In the state government systems integration industry, it is common practice to negotiate change orders to existing contracts in progress due to the custom nature of systems integration projects. In addition, such change orders generally must be submitted to the federal government for approval because a

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


portion of state systems integration projects are federally funded. Over the years, the Company has successfully negotiated and received federal approval of numerous contract change orders. However, the frequent need for change orders in the systems integration business and the inherent uncertainties in obtaining state and federal approval of change orders is a significant risk, which could have a material impact to the Company.

(c) Cash and cash equivalents
Cash and cash equivalents include investments with an original maturity of three months or less.

(d) Other Assets
Other assets consist of employee receivables both current and long-term portions, lease receivables, sales tax refund receivable, prepaid insurance, and security deposits.

(e) Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

(f) Income Taxes

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

(g) Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss), after deducting dividends on Series A convertible preferred stock by the weighted average number of common shares, and in the case of diluted earnings per share assuming the conversion of the convertible preferred stock and common stock equivalents outstanding during the period. Common stock

                               NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

equivalents include stock options and warrants. For 1998, 1997 and 1996, the stock purchase warrants, options, and convertible preferred stock and related dividends declared have not been included in the computation of net income or loss per share, since the effect would be anti-dilutive. Therefore the numerator of the basic and diluted earnings per share calculations were the same, as was the denominator.

(h) Costs of Modifying Software
The costs of modifying the Company's software for year 2000 compliance are charges to expense as incurred.

(i) Costs of Failure to be Year 2000 Compliant
Any losses that may result if the Company, its suppliers, subcontractors, or customers fail to correct Year 2000 deficiencies are recorded only as they are incurred.

(j) Financial Instruments
Financial Instruments consist of cash, contract accounts receivable, leases receivable, accounts payable, lease obligations, and notes payable. The carrying value of these financial instruments approximate their fair value, except for the financial instruments related to the Hawaii contract for which fair value cannot be determined due to the circumstances discussed in note 12.

(k) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts on contract receivables, the ultimate collectability on the Hawaii contract receivables and estimated costs to complete under the percentage of completion method of accounting. Actual results could differ from those estimates.

(l) Reclassifications
Certain 1996 balances have been reclassified to conform to the 1997 presentation.

(m) Recent Accounting Pronouncements
In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997 and had no effect on the Company's financial statements for 1997 and 1998.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement requires the use of the

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

"management approach" model for segment reporting. The management approach model is founded upon the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, management structure, or other parameters which management uses to organize a company. The Company is required to adopt this new standard for the year ended December 31, 1998; however, such standard had no effect on the Company's financial statements for 1997 and 1998.

             In February 1998, Statement of Financial Accounting Standards No, 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit calculation, and eliminates certain disclosures that are no longer considered useful. This statement effectively revised guidance previously provided by Statement of Financial Accounting Standards Nos., 87,88 and 106. The Company is required to adopt the new standard for the year ended December 31, 1998; however, such standard had no effect on the Company's financial statements for 1998.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets and liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

(2) Contract Receivables


Contract receivables at December 31 consist of:                              1998                1997
                                                                             ----                ----
Time and materials and completed fixed price contracts                  $ 816,338           $ 476,552
Fixed price contracts in progress                                       1,219,625           1,584,827
                                                                  ----------------     ---------------
                                                                        2,035,963           2,061,379
              Less allowance for doubtful accounts                         69,175              50,000
                                                                  ----------------     ---------------
                                                                       $1,966,788          $2,011,379
                                                                  ----------------     ---------------
                                                                  ----------------     ---------------

At December 31, 1998 and 1997, $534,300 was receivable from the State of Hawaii ("Hawaii") and CBSI, a subcontractor to the Company on the Hawaii contract. This amount has been reclassified to a long-term asset and is included in contract receivables and costs in excess of billings on Hawaii contract due to the litigation discussed in note 12.

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(3) Costs and Estimated Earnings on Contracts

Costs and estimated earnings on contracts at
December 31 consist of:                                                                     1998               1997
                                                                                            ----               ----
Beginning balance                                                                    $ 1,232,761        $ 1,833,168
Costs incurred                                                                         6,418,678          8,620,097
Estimated Earnings                                                                     3,981,301          2,840,340
                                                                               ------------------  -----------------
                                                                                      11,632,740         13,293,605
Less billings                                                                         10,754,059         12,060,844
                                                                               ------------------  -----------------
                                                                                      $  878,681        $ 1,232,761
                                                                               ------------------  -----------------
                                                                               ------------------  -----------------

Included in the accompanying balance sheets under the
following captions:                                                                         1998               1997
                                                                                            ----               ----

Costs and estimated earnings in excess of billings on contracts                      $ 1,220,253        $ 1,388,515
Billings in excess of costs and estimated earnings on contracts                        (341,572)          (155,754)
                                                                               ------------------  -----------------
                                                                                     $   878,681        $ 1,232,761
                                                                               ------------------  -----------------
                                                                               ------------------  -----------------


Costs and estimated earnings on contracts at December 31, 1998 and 1997 are expected to be billed and collected within one year. At December 31, 1998 and 1997, $2,925,082 was related to the Hawaii contract. This amount has been reclassified to long term assets due to the litigation discussed in note 12 and is included in contract receivables and costs in excess of billings on Hawaii contract.

(4) Notes Payable - Secured

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

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender. Receivables from four of the Company's contracts secure the new line of credit. The Company can borrow up to 80% of the invoice amount on a ninety-day promissory note. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The line also carries a six- percent annual service fee. The prime rate was 7.75% at December 31, 1998.

On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company. The BDC was also issued five-year warrants to purchase 11,500 shares of the Company's common stock with a strike price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes model and is being amortized ratably over the exercise period. Such amount is included in other noncurrent assets on the accompanying balance sheet.

Scheduled maturities of secured long-term debt, including annual deferred fee, as of December 31, 1998 are as follows:

                     1999                  $     91,997
                     2000                       101,164
                     2001                       105,746
                     2002                       110,782
                     2003                        92,086
                                       ----------------
                                          $     501,775
                                       ----------------
                                       ----------------

(5) Leases
The Company leases office space and equipment under several operating and capital leases expiring at various times through 2000. Rent expense including utilities for the years ended December 31, 1998, 1997 and 1996 was approximately $192,000, $186,000 and $431,000, respectively. Rental obligations as of December 31, 1998 for the remainder of the lease terms are as follows:

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


                                         Capital Leases               Operating Leases

         1999                                $  112,736                    $ 182,600
         2000                                    36,469                      138,700
                                      ------------------            -----------------
Total lease payments                            149,205                    $ 321,300
                                                                    -----------------
                                                                    -----------------
Amount representing interest                     21,632
                                      ------------------
Net present value of payments                   127,573
Less current portion                             89,483
                                      ------------------
Long term portion                             $  38,090
                                      ------------------
                                      ------------------

During 1995, the Company leased various computer equipment from its vendors, then in turn leased those assets to two of its customers. The Company's lease obligation is included above. The lease to the customers is accounted for as a sales type lease. Consequently, the Company recognized a gross profit of approximately $2,200, $5,300 and $2,500, respectively for 1998, 1997 and 1996. Over the life of these leases the Company will recognize approximately $107,000 of lease interest income. Approximately $12,200, $18,500 and $31,500 of lease interest income was recognized in 1998, 1997 and 1996, respectively, and is included in contract revenue in the statement of operations.

Future minimum lease payments to be received are as follows:


                     1999                                $  164,659
                     2000                                    26,366
                                                   -----------------
                                                            191,025
              Amount representing interest                   56,938
                                                   -----------------
              Net present value of payments                 134,087
              Less current portion                           97,243
                                                   -----------------
              Long term portion                           $  36,844
                                                   -----------------
                                                   -----------------


Approximately $73,700 of the net present value of payments is related to the Hawaii contract and had been reclassified to contract receivables and costs in excess of billings on Hawaii contract, the remainder is classified in other assets.

(6) Income Taxes
The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


                                                                     1998             1997               1996
                                                                     ----             ----               ----
Current taxes:
             Federal                                                  $599,000         $ 36,000         $(380,161)
             State                                                     163,000           17,000                 -
                                                                 --------------   --------------    ---------------
Sub total                                                              762,000           53,000          (380,161)
                                                                 --------------   --------------    ---------------
Deferred taxes:
             Federal                                                 (119,000)           53,000          (314,651)
             State                                                    (30,000)           22,000           (80,211)
                                                                 --------------   --------------    ---------------
Sub total                                                            (149,000)           75,000          (394,862)
                                                                 --------------   --------------    ---------------
Total                                                                 $613,000         $128,000         $(775,023)
                                                                 --------------   --------------    ---------------
                                                                 --------------   --------------    ---------------

Actual income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:

                                                                          1998             1997               1996
                                                                          ----             ----               ----
Computed "expected" tax expense (benefit)                             $569,162         $181,883         $(861,345)
Increase in income tax expense (benefit)
     resulting from state and local taxes, net
     of federal income tax benefit                                      93,744           25,740           (52,939)
Change in beginning of the year balance of
     the valuation allowance for deferred tax
     asset, allocated to income tax expense                           (50,000)         (84,000)            134,000
Other, net                                                                 94            4,377               5,261
                                                                 --------------   --------------    ---------------
Total income tax expense (benefit)                                    $613,000         $128,000         $(775,023)
                                                                 --------------   --------------    ---------------
                                                                 --------------   --------------    ---------------
Effective tax rate (%)                                                     37               24               (31)
                                                                 --------------   --------------    ---------------
                                                                 --------------   --------------    ---------------


Deferred tax assets and liabilities at December 31 are comprised of the following:

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

                                                                                      1998               1997
                                                                                      ----               ----
Deferred tax assets:
         Accounts receivable, principally due to
              allowance for doubtful accounts                                      $ 27,396           $ 19,640
         Deferred compensation                                                       61,592             77,805
         Unamortized retainage,
              due to change in tax reporting                                             -              24,409
         Property, plant and equipment depreciation                                  13,017             35,451
         Non-deductible loss on contract                                             81,012             80,350
         Vacation expense                                                            58,295             35,997
         Contingent liability                                                       202,030            200,380
         Health insurance                                                                -               1,268
         Stock bonus                                                                 31,580             16,940
         Loan facility fee                                                            9,901                  -
                                                                              --------------    ---------------
                                 Total gross deferred tax assets                    484,823            492,240
         Less valuation allowance
                                                                                          -             50,000
                                                                              --------------    ---------------
                                 Net deferred tax asset                             484,823            442,240
                                                                              --------------    ---------------

Deferred tax liability:
             Retainage, due to deferral for tax reporting                          $490,217          $ 596,634
                                                                              --------------    ---------------
                                     Net deferred tax liability                     $ 5,394          $ 154,394
                                                                              --------------    ---------------
                                                                              --------------    ---------------

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of deferred tax assets as of December 31, 1998 and 1997 is supported by the fact that the Company has sufficient reversals of temporary differences to support the recognition of the deferred tax assets.

(7) Notes Payable - Vendors

On December 12, 1996 the Company restructured a $218,901 account payable with CPL Worldgroup ("CPL") to an eighteen month unsecured note payable. CPL was a subcontractor to the Company, and continued to provide services to the Company. The note carried a 9.25% interest, with monthly payments of $13,071, due on the first of the month, through June of 1998. If all note payments were made on time and all future invoices were paid within thirty days, $50,036 of the balance would be forgiven. All payments were made when due and the note was paid off in February of 1998.

On December 29, 1997 the Company restructured a $842,239 account payable with Unisys to a four year unsecured note payable. After Unisys filed a claim against the Company's Hawaii- related performance bond, the bonding company paid Unisys, and then Lockheed Martin IMS Corporation ("Lockheed") reimbursed the bonding company. Lockheed had guaranteed the Company's performance bond for the

                               NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

(8) Stockholders' Equity

 (a) Preferred Stock
On October 29, 1992, the Company issued 714,285.71 shares of its Series A Convertible Preferred Stock at its par value of $3.50 per share. Proceeds from the issuance were $2,500,000. Costs of issuance were $264,326, and were netted against the proceeds of the offering. This stock had a redemption provision, which was exercisable at the option of the shareholder for $3.50. On March 10, 1993, an amendment to the original Stock Purchase Agreement dated October 29, 1992 was signed. The effective date of the amendment was October 29, 1992 and the agreement removed them redemption option and increased the dividend rate to the preferred stockholders beginning on October 1, 1997 as noted below. In addition, the Preferred shareholders have a right and option to require the Company to buy back the preferred shares at a price of $5.60 per share upon a greater than fifty percent change in the ownership of the Company's common stock. Also, the Company has the right and option, anytime after October 30, 1997, to purchase no less than all of the preferred shares at the liquidation value of $3.50 per share plus any accrued and unpaid dividends.

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

Until September 30, 1997, the holders of Preferred Stock are entitled to receive dividends at the rate of 7.5% per share per annum payable quarterly in arrears commencing on December 31, 1992. Effective October 1, 1997, the dividend rate becomes the prime rate of interest as of the first business day following the end of the quarter, plus five (5) percent. The Company is required to pay such dividends before any dividends may be declared or paid for any of the Common Stock. In the event the Company shall be in arrears in whole or in part with respect to at least three quarterly dividend payments due to

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

holders of Preferred Stock, such holders voting as a class are entitled to elect two members of the Board of Directors. Accrued and unpaid dividends as of December 31, 1998 were $795,992, which equals $1.11 per share of outstanding Preferred Stock.

(b) Common Stock Warrants
 Warrants to purchase 3,750 shares of the Company's Common Stock at an exercise price ranging from $12.00-$18.00 per share were authorized and issued April 14, 1995. At December 31, 1998 all of these warrants remain outstanding and are exercisable until April 14, 2000.

 Warrants to purchase 10,000 shares of the Company's Common Stock at an exercise price of $16.00 per share were authorized and issued in 1993. At December 31, 1998 all of these warrants remain outstanding and are exercisable until November 23, 2003.

 Warrants to purchase 50,487 shares of the Company's Common Stock at an exercise price of $1.75 per share were authorized and issued in 1997 to the Company's principal lender at that time. On January 26, 1998, however, these warrants were returned to the Company, per the terms of the Loan agreement with the Company's principal lender.

 Warrants to purchase 11,500 shares of the Company's Common Stock at an exercise price of $4.50 per share were authorized and issued in 1998. At December 31, 1998 all of these warrants remain outstanding and are exercisable until September 20, 2003.

(c) Stock Option Plan
 The Company's Board of Directors and stockholders adopted the Company's Incentive Stock Option Plan (the "Stock Option Plans") on April 1, 1993 and April 25, 1994, respectively. Options granted under the Stock Option Plans are intended to qualify as incentive options under Section 422(a) of the Internal Revenue Code of 1986, as amended. The Board of Directors administers the Stock Option Plans. Subject to certain limitations, the Board of Directors has authority to determine the exercise prices, vesting schedules and terms of the options. The maximum term of any option outstanding is ten years.

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

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

                                                          1998               1997
                                                          ----               ----
    Net income (loss):       As Reported           $ 1,061,006          $ 406,950
                             Pro Forma                 904,264            376,570

    Net income (loss)
    per share:               As Reported             $    0.96           $   0.25
                             Pro Forma                    0.75               0.18


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; no dividend yield; expected volatility of 85.2% and 86.8%; risk-free interest rate of 4.9% and 6.1%; and expected lives of five years. The weighted-average fair market value of options granted during 1998 and 1997 was $2.56 and $1.13, respectively.

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years on those dates is presented below:


                                  1998                                  1997                           1996
                             --------------------------------------------------------------------------------------------------

                                                        Weighted                        Weighted                      Weighted
                                                         Average                         Average                       Average
                             Shares                     Exercise   Shares               Exercise   Shares             Exercise
                                                           Price                           Price                         Price
                             ------------------------------------  ------------------------------  ----------------------------
Outstanding at
     beginning of year               136,225            $   1.64                          $ 1.71         41,281        $ 28.62
                                                                           92,850
Granted                              131,410                                                            152,550           4.32
                                                            3.65           71,600           1.58
Cancelled                                                                                              (81,950)          15.76
                                           -                   -                -              -
Exercised                            (6,275)                                                            (4,900)           7.75
                                                            2.05                -              -
Forfeited                            (8,920)                             (28,225)                      (14,131)          24.93
                                                            2.59                            1.71
Outstanding at
                             ----------------                      ---------------                 -------------
     end of year                     252,440                              136,225                        92,850           1.71
                                                               -                            1.64
                             ----------------                      ---------------                 -------------
                             ----------------                      ---------------                 -------------
Exercisable at year end               80,750                                                             55,700           1.86
                                                            1.88           46,392           1.82
                             ----------------                      ---------------                 -------------
                             ----------------                      ---------------                 -------------

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

The following table summarizes information about the Company's stock options, considered compensation under SFAS 123, outstanding at December 31, 1998:

                                      Options Outstanding                Options Exercisable
                              -------------------------------------     ------------------------

                              Number               Weighted Avg.        Number
                              Outstanding          Remaining            Exercisable
Exercise Price                At Dec 31, 1998      Contractual Life     At Dec 31, 1998
--------------                ---------------      ----------------     ---------------
       $1.125                                                                 6,250
                                         18,750                8.1
        1.500                                                                25,483
                                         37,600                8.5
        1.750                                                                15,517
                                         44,050                8.3
        2.000                                                                26,000
                                         26,000                8.0
        3.000                                                                 2,500
                                         48,290                9.5
        3.125
                                         18,750                9.2                -
        3.750                                                                 2,500
                                          2,500                9.9
        4.000
                                          4,000                9.4                -
        4.125                                                                 2,500
                                          2,500                9.5
        4.500
                                         50,000                9.1                -
                              ------------------                        ------------
                                        252,440                               80,750
                              ------------------                        ------------
                              ------------------                        ------------

At December 31, 1998, 1997, and 1996, common shares reserved for issuance under these plans were 275,000, 200,000 and 125,000, respectively. At December 31, 1998, 1997 and 1996, common shares available under the Non-Employee Director Option Plan were 50,000, 25,000 and 25,000, respectively. Each director will be awarded 2,500 options, each year in January, for a maximum of 10,000 options per director.

(9) Commitments
The Company has a profit sharing plan under which all full-time employees with at least one year of service with the Company are eligible to participate. The Board of Directors administers the profit sharing plan and establishes the formula for each year's distributions. Distributions for each calendar year are made in the following year to eligible employees who were employed for the full previous calendar year. There was no profit sharing plan expense for the years ended December 31, 1998, 1997 and 1996.

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

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

(10) Concentration of Revenue
During 1998, 1997 and 1996 the Company had the following sales from customers whose individual sales exceeded 10% of the Company's total sales:

                                            1998                  1997                 1996
                                            ----                  ----                 ----
Rhode Island DHS                            $ 5,361,955          $ 4,222,923          $ 2,399,170
Maine Dept of Human Services                  2,651,893            5,721,103                    -
MIM Corporation                               1,188,327                   -                     -
Virgin Islands                                        -                   -             1,026,195
RI Dept of Health                                     -                   -               927,372
                                      ------------------    -----------------    -----------------
                                            $ 9,202,175          $ 9,944,026          $ 4,352,737
                                      ------------------    -----------------    -----------------
                                      ------------------    -----------------    -----------------

(11) Restructuring
In December 1995 as a result in the decrease in the Company's backlog, management approved a plan of reorganization of the Company in an effort to reduce expenses and operate more efficiently while still maintaining a firm commitment to deliver high quality services. Under the plan, the Company targeted a reduction in work force of approximately 30 to 35 positions through an involuntary separation plan. These positions were from the technical, administrative and middle management levels. Estimated salaries, related payroll taxes and other costs associated with these reductions amounted to approximately $537,000, of which approximately $20,000 was paid in 1995, and has been included as a restructure charge in the accompanying statement of operations for 1995. In 1996, 42 positions were eliminated and the Company renegotiated the facilities lease and returned unneeded space to the landlord. Approximately $119,000 has been included as a reversal of a restructure charge in the accompanying statement of operations for 1996.

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

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

On January 23, 1997, the Company filed a counterclaim against the State alleging that the State had

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

fraudulently induced the Company into designing and building a system having capabilities and extraordinary features far beyond the scope of the contract and industry standards. The Company is seeking damages of $70 million together with prejudgment interest, costs and attorneys' fees.

On February 3, 1997, the Company filed a third-party complaint ("TPC") in the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's supervisor and advisor on the contract since the inception of the Hawaii project. The allegations the Company has made against CBSI in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $70 million in damages.

In connection with the Hawaii litigation the Company was ordered to assign all Hawaii related leases the to State. One of the lessors has sued the Company for failure to pay. The Company believes it was released of all responsibility on the lease per the court order.

Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that an unfavorable outcome is unlikely. If the Company is unable to prevail in its suit with the State such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The NASDAQ SmallCap Market. At December 31,1998, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which is slightly less than stockholders' equity of approximately $3.8 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expenses to be incurred in connection with this litigation, which could be significant.

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

                                NETWORK SIX, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(13) Quarterly Financial Data (unaudited)

The following is a summary of quarterly results from operations:



                                                                         Quarter
1998:                                                  First            Second          Third          Fourth
Contract revenue earned                          $ 2,221,618       $ 3,253,696    $ 2,662,603      $2,262,062
Gross profit                                         774,962         1,095,167      1,127,215         983,957
Net income                                           140,465           309,798        298,136         312,607
Earnings per share                                      0.08              0.30           0.28            0.30
Weight average shares outstanding                    749,503           756,176        763,880         764,630

1997:
Contract revenue earned                          $ 1,414,186       $ 3,431,835    $ 3,572,313      $3,042,103
Gross profit                                         441,045           838,487        806,762         754,046
Net income (loss)                                  (132,187)           242,797        116,690         179,650
Earnings (loss) per share                             (0.24)              0.27           0.09            0.13
Weight average shares outstanding                    721,192           729,927        734,294         734,294

