Form 10-Q
period 1999-03-31
NETWORK SIX INC
filed 1999-04-27
CIK 726714

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q




(Mark One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

[   ] Transition report pursuant to section 13 of 15(d) of the Securities
Exchange Act of 1934 for the transition period from ------------- to

      -------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X.    No    .

As of March 31, 1999, there were 780,156 shares of the registrant's Common Stock, $.10 par value, outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Network Six, Inc.
                           Condensed Balance Sheets

                                               Mar. 31, 1999    Dec. 31, 1998
Assets                                           (unaudited)
Current assets:                                 ------------     ------------
 Cash                                         $    1,331,204    $   1,442,035
 Contract receivables, less allowance for
   doubtful accounts of $69,175 at March 31,
   1999 and December 31, 1998                      1,431,149        1,966,788
 Costs and estimated earnings in excess of
   billings on contract                            1,371,005        1,220,253
 Other current assets                                130,365          112,433
                                                ------------     ------------
     Total current assets                          4,263,723        4,741,509


Property and equipment
  Computers and equipment                            599,555          590,527
  Furniture and fixtures                             162,687          163,532
  Leasehold improvements                              20,191           20,191
                                                ------------     ------------
                                                     782,433          774,250
Less: accum. depreciation and amortization           593,446          602,033
                                                ------------     ------------
       Net property and equipment                    188,987          172,217

Deferred taxes                                        37,097           37,097

Contract receivables and costs in excess
   of billings on Hawaii contract                  3,459,382        3,459,382
Other assets                                         277,220          290,577
                                                ------------     ------------
                                              $    8,226,409    $   8,700,782
                                                 ===========      ===========

                                              Mar. 31, 1999     Dec. 31, 1998
                                                (unaudited)
Liabilities and Stockholders' Equity           ------------     ------------
Current liabilities:
  Notes payable to bank                                    -                -
  Current installment of obligations
     under capital leases                     $       83,582   $       89,483
  Current portion of long-term debt:
    Vendors                                          200,000          200,000
    Others                                            88,835           91,997
  Accounts payable                                   121,441           58,456
  Accrued salaries and benefits                      422,535          579,320
  Accrued subcontractor expense                       27,380           24,950
  Other accrued expenses                             296,236          320,982
  Billings in excess of costs and
     estimated earnings on contracts                 357,871          341,572
  Income taxes payable                               126,011          780,066
  Deferred taxes                                      42,491           42,491
  Preferred stock dividends payable                  874,588          795,992
                                                ------------     ------------
    Total current liabilities                      2,640,970        3,325,309

Obligations under capital leases,
    excluding current installments                    29,958           38,090
Long-term debt, less current portion:
    Vendors                                          542,239          542,239
    Others                                           390,310          409,778
Hawaii Payable                                       576,483          576,483
                                                ------------     ------------
     Total Liabilities                             4,179,960        4,891,899
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at March 31, 1999 and December 31,
    1998; liquidation of $3.50 per share
    plus unpaid and accumulated dividends          2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 780,156 shares
    at March 31, 1999 and 764,663 at
    December 31, 1998                                 78,016           76,466
Additional paid-in capital                         1,853,698
1,796,284Retained earnings (accumulated deficit)    (120,939)        (299,541)
                                                ------------     ------------
     Total stockholders' equity                    4,046,449        3,808,883
                                                ------------     ------------
     Total Liabilities & Stockholders' Equity $    8,226,409   $    8,700,782
                                                 ===========      ===========


                                Network Six, Inc.
                         Condensed Statements of Income
                                 (Unaudited)

                                               Three months      Three months
                                               ended 3/31/99     ended 3/31/98
                                               -------------     -------------
Contract revenue earned                            2,688,400        2,221,618
Cost of revenue earned                             1,574,522        1,446,656
                                                ------------      ------------
     Gross profit                                  1,113,878          774,962

Selling, general & administrative expenses           661,920          557,824
                                                ------------      ------------
     Income from operations                          451,958          217,138

Other deductions (income)
     Interest expense                                 29,956           29,187
     Interest earned                                 (13,927)         (50,124)
                                                ------------      ------------
          Income before income taxes                 435,929          238,075

Income taxes                                         178,731           97,610
                                                ------------      ------------
Net income                                           257,198          140,465
                                               =============     =============
Net income per share:
Basic                                                   0.23             0.08
                                               =============     =============
Diluted                                                 0.23             0.08
                                               =============     =============
Shares used in computing net income per share:
Basic                                                774,975          749,503
                                               =============     =============
Diluted                                              774,975          749,503
                                               =============     =============
Preferred dividends declared                          78,596           83,219
                                               =============     =============

                                Network Six, Inc.
                      Condensed Statements of Cash Flow
                                  (Unaudited)

                                              Three months        Three months
                                                   ended               ended
                                           March 31, 1999      March 31, 1998
                                           ---------------     ---------------
Net Income                                        257,198             140,465
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                  16,032              14,522
    Provision for doubtful accounts                     -                   -
    Loss on sale/disposal of fixed assets               8               4,316
    Changes in operating assets and liabilities:
    Contract receivables                          535,639           1,231,423
    Cost and estimated earnings
      in  excess of billings on contracts        (150,752)           (272,502)
    Other current assets                          (17,932)             84,722
    Other assets                                   13,357              11,948
    Accounts payable                               62,985             (31,618)
    Accrued salaries and benefits                (156,785)            (18,180)
    Accrued subcontractor expense                   2,430            (853,252)
    Other notes payable                                 -             (63,871)
    Other accrued expenses                        (24,746)                (27)
    Billings in excess of costs
      and estimated earnings on contracts          16,299              28,396
    Income taxes payable                         (654,055)             75,281
                                           ---------------     ---------------
     Net cash provided by (used in)
        operating activities                     (100,322)            351,623
                                           ---------------     ---------------
Cash flows from investing activities:
   Cash Proceeds from Sale/Disposal
          of Capital Assets                           350                 -
   Capital expenditures                           (33,160)            (44,123)
                                           ---------------     ---------------
      Net cash used in investing activitie        (32,810)            (44,123)
                                           ---------------     ---------------

                                             Three months        Three months
                                                 ended               ended
                                           March 31, 1999      March 31, 1998
                                           ---------------     ---------------
Cash flows from financing activities:
  Principal payments on capital
    lease obligations                             (14,033)            (16,835)
  Payments on long term debt                      (22,630)                  -
  Net payments on note payable to bank                  -          (1,160,000)
  Proceeds from issuance of common stock           58,964              43,726
                                           ---------------     ---------------
     Net cash provided by (used in)
         financing activities                      22,301          (1,133,109)
                                           ---------------     ---------------
  Net decrease in cash                           (110,831)           (825,609)
  Cash at beginning of period                   1,442,035           1,291,924
                                           ---------------     ---------------
  Cash at end of period                         1,331,204             466,315
                                            ==============      ==============
Supplemental cash flow information:
    Cash paid during the period for:
        Income taxes                              832,786              23,180
        Interest                                   22,849              25,678
                                            =============       ==============


                              Network Six, Inc.
                        Notes to Financial Statements
                              March 31, 1999
                                (unaudited)


(1)  Basis of Presentation

The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement.
 In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the statements of income and cash flows for the three month periods ended March 31, 1999 and 1998, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) Under the new requirements in SFAS No. 128 for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.



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

General
     In January 1999, the Company announced that the State of Rhode Island, Department of Administration, had increased its contract with the Company for an additional $2.5 million for enhancing the State's InRHODES computer system, used by the Department of Human Services and the Division of Taxation - Child Support Enforcement. This brings the total value of the Company's support contract with the State of Rhode Island for InRHODES-related work to $5.3 million.

     In February 1999, the Company announced that Dr. Samara H. Navarro, formerly Deputy Commissioner, Department of Children and Families, State of Florida, joined the Company as Vice President of Governmental Services.

     In April 1999, the Company announced the resignation of Director Clifton
C. Dutton and the appointment of Director Peter C. Wallace.

Year 2000 Disclosure

     The Year 2000 issue concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information subsequent to December 31, 1999. The Company has committed resources (approximately $56,000) over the past nine months to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

State of Readiness:

     In evaluating the Company's exposure to the year 2000 issue, management first identified those systems that were critical to the ongoing business of the Company and that would require significant manual intervention should those systems be unable to process dates correctly following December 31, 1999. These systems were the Company's internal time tracking system and internal administrative system. Once these systems were identified, management identified and agreed to undertake the following steps to ascertain the Company's state of readiness:

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

The Company anticipates completion of Step I - Step IV above for all material software and hardware by the end of June 1999. Any software or hardware determined to be non-compliant will be modified, repaired or replaced. The Company estimates the aggregate costs of such modifications, repairs and replacements to be $100,000 at this time.

Costs:

     As noted above, the Company spent approximately $56,300 over the past nine months to improve its information systems. In addition, the Company anticipates that it will spend approximately $44,000 over the next 9 months to further improve its information systems.

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


Results of Operations - Three Months Ended March 31, 1999 Compared to 1998

Contract revenue increased $466,782 or 21% from $2,221,618 in the three months ended March 31, 1998 to $2,688,400 in the three months ended March 31, 1999 primarily due to increased work on the Rhode Island Department of Human Services contract due to welfare reform and increased revenues on private sector systems development activities and information technology consulting services.

Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $127,866 or 9% from $1,446,656 in the three months ended March 31, 1998 to $1,574,522 in the three months ended March 31, 1999 due to the increased effort to support the higher level of business.

Gross profit increased $338,916 or 44% from $774,962 for the three months ended March 31, 1998 to $1,113,878 for the three months ended March 31, 1999. Gross profit as a percentage of revenue earned increased from 34.9% for the three months ended March 31, 1998 to 41.4% for the three months ended March 31, 1999. The increase in gross profit percentage is due to higher margins on new projects.

Selling, general and administrative (SG&A) expenses increased $104,096 or 19% from $557,824 in the three months ended March 31, 1998 to $661,920 in the three months ended March 31, 1999 due to an increase in marketing and business development related expenses. On a percentage of revenues basis, SG&A expenses were essentially flat at 25%.

	Interest expense increased $769 to $29,956, or 2.6%, from $29,187 due to a contractually higher interest rate on a long-term note payable.

As a result, income before income taxes increased $197,854 from $238,075 for the three months ended March 31, 1998 to $435,929 for the three months ended March 31, 1999.

Net income increased $116,733, or 83%, from $140,465 for the three months ended March 31, 1999 to $257,198 for the three months ended March 31, 1999.



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

The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by (used in) operating activities was ($100,322) and $351,623 in the three months ended March 31, 1999 and 1998 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

 On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from four of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At March 31, 1999 the Line of Credit had an outstanding balance of zero.

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

The Company believes that cash flows generated by operations will be sufficient to fund continuing operations through the end of 1999. This assumes, however, that there are no materially adverse decisions rendered in the ongoing litigation with Hawaii, MAXIMUS and CBSI. See Item 1 - Legal Proceedings.

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

On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS has been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company has made against MAXIMUS in this TPC are substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged, moreover, that MAXIMUS is liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company, and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint seeks $70 million in damages.

In connection with the Hawaii litigation the Company was ordered to assign all Hawaii related leases to the State. One of the lessors has sued the Company for failure to pay. The Company believes it was released of all responsibility on the lease per the court order.

Management believes that the Company's claims against the State, MAXIMUS and CBSI have substantial merit and will vigorously pursue these claims. There is substantial uncertainty, however, inherent in all litigation. If the Company were not to prevail in its suit with the State, such a result could have a material adverse financial effect on the Company and could jeopardize the Company's ability to continue with its present listing on The NASDAQ SmallCap Market. Management of the Company and its attorneys are unable to predict with any certainty the ultimate outcome of this litigation, although it is their belief that a favorable outcome is likely. At March 31, 1999, the Company had unbilled work-in-process and related receivables from the State and CBSI of approximately $3.5 million, which is slightly less than stockholders' equity of approximately $4 million, for which no allowance for uncollectibility has been recorded. The Company has not accrued for any potential liability to the State, which may result from this litigation. In addition, the Company has not accrued for any legal expense to be incurred in connection with this litigation, which could be significant.

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

(a)   Exhibit 27 Financial Data Schedule

(b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

A current report on Form 8-K, dated January 13, 1999 was filed by the Company and included the press release dated January 13, 1999, announcing that the Company's received a contract amendment for enhancing the InRhodes computer system.

A current report on Form 8-K, dated February 1, 1999 was filed by the Company and included the press release dated February 1, 1999, announcing new hire Samara H. Navarro.

A current report on Form 8-K, dated February 24, 1999 was filed by the Company and included the press release dated February 23, 1999, announcing the Company's results for the year ended December 31, 1998. A Statement of Operations (without notes) for the years ended December 31, 1998, 1997 and 1996 and a Balance Sheet as of December 31, 1998 and 1997 was also included with the filing.

A current report on Form 8-K, dated March 19, 1999 was filed by the Company and included the press release dated March 19, 1999, announcing new hires and promotions.

A current report on Form 8-K, dated April 1, 1999 was filed by the Company and included the press release dated April 1, 1999, announcing the resignation of Director Clifton C. Dutton and the appointment of Director Peter C. Wallace.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Network Six, Inc.




Date: April 27, 1999      By: /s/ Kenneth C. Kirsch
                              Kenneth C. Kirsch
                              Chairman, President and
                              Chief Executive Officer




By: /s/ Dorothy M. Cipolla
        Dorothy M. Cipolla
        Chief Financial Officer and Treasurer
        (principal financial officer)