Form 10-Q
period 1999-06-30
NETWORK SIX INC
filed 1999-07-29
CIK 726714

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q




(Mark One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

As of June 30, 1999, there were 792,791 shares of the registrant's Common Stock, $.10 par value, outstanding.





                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                  Network Six, Inc.
                               Condensed Balance Sheets


                                         June 30, 1999    Dec. 31, 1998
Assets                                    (unaudited)
Current asset                             ------------     ------------
Cash                                   $    1,451,003    $   1,442,035
 Contract receivables, less allowance for
   doubtful accounts of $69,175 at June 30,
   1999 and December 31, 1998                2,087,976        1,966,788
 Costs and estimated earnings in excess of
  billings on contract                         868,757        1,220,253
 Refundable taxes on income                  1,273,851              -
 Other current assets                          146,087          112,433
                                          ------------     ------------
     Total current assets                    5,827,674        4,741,509
                                          ------------     ------------

Property and equipment
  Computers and equipment                      634,774          590,527
  Furniture and fixtures                       162,606          163,532
  Leasehold improvements                        20,191           20,191
                                          ------------     ------------
                                               817,571          774,250
Less: accum. depreciation and amortization     577,657          602,033
                                          ------------     ------------
       Net property and equipment              239,914          172,217

Deferred taxes                                  37,097           37,097

Contract receivables and costs in excess
   of billings on Hawaii contract                  -          3,459,382
Other assets                                   343,484          290,577
                                           ------------     -----------
Total assets                            $    6,448,169    $   8,700,782
                                           ===========      ===========


                                        June 30, 1999     Dec. 31, 1998
                                         (unaudited)
Liabilities and Stockholders' Equity    ------------     ------------
Current liabilities:
  Current installment of obligations
     under capital leases              $       34,535   $       89,483
  Current portion of long-term debt:
    Vendors                                   100,000          200,000
    Others                                    339,864           91,997
  Accounts payable                            197,094           58,456
  Accrued salaries and benefits               420,950          579,320
  Accrued subcontractor expense                 8,158           24,950
  Other accrued expenses                      198,688          320,982
  Billings in excess of costs and
     estimated earnings on contracts          356,950          341,572
  Income taxes payable                            -            780,066
  Deferred taxes                               42,491           42,491
  Preferred stock dividends payable           954,057          795,992
                                         ------------     ------------
    Total current liabilities               2,652,787        3,325,309
                                         ------------     ------------
Obligations under capital leases,
    excluding current installments                -             38,090
Long-term debt, less current portion:
    Vendors                                   642,239          542,239
    Others                                    866,408          409,778
Hawaii Payable                                    -            576,483
                                         ------------     ------------
     Total Liabilities                      4,161,434        4,891,899
                                         ------------     ------------
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at June 30, 1999 and December 31,
    1998; liquidation of $3.50 per share
    plus unpaid and accumulated dividends   2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 780,156 shares
    at June 30, 1999 and 764,663 at
    December 31, 1998                          79,278           76,466
Additional paid-in capital                  1,886,130        1,796,284
Treasury stock, recorded at cost, 316
    shares at June 30, 1999                    (1,699)             -
Retained earnings (accumulated deficit)    (1,912,648)        (299,541)
                                          ------------     ------------
     Total stockholders' equity              2,286,735        3,808,883
                                          ------------     ------------
     Total liabilities &
      stockholders' equity                $  6,448,169   $    8,700,782
                                           ===========      ===========

                               Network Six, Inc.
                         Condensed Statements of Income
                                 (Unaudited)

                      Three months   Three months   Six months     Six months
                      ended 6/30/99  ended 6/30/98  ended 6/30/99  ended 6/30/98
                      -------------  -------------  -------------  -------------
Contract revenue earned $ 2,550,370   $  3,253,696  $   5,238,770   $  5,475,313
Cost of revenue earned    1,565,228      2,158,529      3,139,753      3,605,184
                        ------------   ------------   ------------   -----------
     Gross profit           985,142      1,095,167      2,099,017      1,870,129

Selling, general &
 administrative expenses    694,439        562,467      1,356,359      1,120,292
Litigation settlement
    (note 3)              3,176,665            -        3,176,665            -
                        ------------   ------------   ------------   -----------
  Income (loss)from
     operations          (2,885,962)       532,700     (2,434,007)       749,837

Other deductions (income)
     Interest expense        29,408         10,530         59,364         39,715
     Interest earned        (17,770)        (2,918)       (31,698)      (53,041)
                        ------------   ------------   ------------   -----------
Income (loss)before
      income taxes       (2,897,600)       525,088     (2,461,673)       763,163

Income taxes             (1,185,362)       215,290      1,006,631        312,900
                        ------------   ------------   ------------   -----------
Net income (loss)       $(1,712,238)   $   309,798    $(1,455,042)   $   450,263
                      =============  =============  =============  =============


Net income (loss) per share:
Basic                   $     (2.27)   $      0.30    $     (2.06)   $      0.38
                      =============  =============  =============  =============
Diluted                 $     (2.27)   $      0.30    $     (2.06)   $      0.38
                      =============  =============  =============  =============


Shares used in computing net income (loss)per share:

Basic                       788,573        756,176        781,774        752,839
                      =============  =============  =============  =============
Diluted                     788,573        756,176        781,774        752,839
                      =============  =============  =============  =============
Preferred dividends
  declared              $    79,469   $     84,144    $   158,065    $   167,363
                      =============  =============  =============  =============


                         Network Six, Inc.
                Condensed Statements of Cash Flow
                           (Unaudited)

                                                  Six months       Six months
                                                    ended           ended
                                                   6/30/99         6/30/98
                                              ------------     ------------
  Cash flows from operating activities:
  Net Income (loss)                            $(1,455,042)     $  450,263
  Adjustment to reconcile net income (loss)
      to net cash provided by operating activities:
            Depreciation and amortization           40,230          21,285
            Loss on sale/disposal of fixed assets      704           6,399
            Proceeds from CBSI settlement          300,000             -
            Payments on Hawaii settlement         (250,000)            -
            Changes in operating assets and liabilities:
            Contract receivables                  (121,188)        (30,187)
            Cost and estimated earnings in excess
                 of billings on contracts          351,496         433,342
            Refundable taxes on income          (1,273,851)            -
            Other current assets                   (33,654)        112,067
            Long term amounts due from Hawaii    3,459,382             -
            Other assets                           (52,907)         29,936
            Accounts payable                       138,638         (51,897)
            Accrued salaries and benefits         (158,370)          9,872
            Accrued subcontractor exp.             (16,792)       (576,139)
            Hawaii settlement                      950,000             -
            Hawaii payable                        (576,483)            -
            Other notes payable                        -           (63,871)
            Other accrued expenses                (122,294)         37,658
            Billings in excess of costs
             and estimated earnings on contracts    15,378           2,393
            Income taxes payable                  (780,066)        306,291
                                                -----------      -----------
                Net cash provided by
                  operating activities             415,181         687,412
                                                -----------      -----------
  Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal
        of Capital Assets                              350             119
     Capital expenditures                         (102,376)        (57,633)
                                                -----------      -----------
        Net cash used in investing  activities    (102,026)        (57,514)
                                                -----------      -----------

<captions>

                                                    Six months       Six months
                                                       ended           ended
                                                     6/30/99         6/30/98
                                                    -----------      -----------
Cash flows from financing activities:
     Principal payments on capital lease obligations  (93,038)        (29,649)
     Payments on long term debt                      (302,108)            -
     Net payments on note payable to bank                 -        (1,160,000)
     Purchases of treasury stock                       (1,699)            -
     Proceeds from issuance of common stock            92,658          89,426
                                                  -----------      -----------
          Net cash used in financing activities      (304,187)     (1,100,223)
                                                  -----------      ----------
    Net increase (decrease) in cash                     8,968        (470,325)
    Cash at beginning of period                     1,442,035       1,291,924
                                                   -----------      ----------
    Cash at end of period                         $ 1,451,003      $  821,599
                                                  ===========      ===========
Supplemental cash flow information:
         Cash paid during the period for:
                Income taxes                      $   943,786      $    7,460
                                                  ===========      ===========
                Interest                          $    31,552      $   39,715
                                                  ===========      ===========

                              Network Six, Inc.
                       Notes to Financial Statements
                               June 30, 1999
                                (unaudited)


(1)  Basis of Presentation

The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the statements of income and cash flows for the six month periods ended June 30, 1999 and 1998, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2) Under the requirements in Statement of Financial Accounting Standards (SFAS) No. 128 for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

(3) Litigation Settlement
On May 11, 1999 the Company announced it had entered into a settlement agreement with the State of Hawaii and Complete Business Solutions, Inc. ("CBSI"). See Item 1 - Legal Proceedings. Prior to the settlement, the Company had assets related to the Hawaii project of $3.46 million and liabilities of $856,000. After tax considerations are taken into effect, the settlement will result in a reduction of net assets of $1.87 million. The effect of the settlement on net income for the three months ended June 30, 1999 was as follows:


         Write off of:
              Contract receivables and costs in
                 excess of billings on Hawaii contract   ($3,459,382)
              Hawaii payable                                 576,483
              Capital leases, short and long term portion     57,994
              Other accrued expenses                         217,197
         Present value of litigation settlement          (   868,957)
         Payment from CBSI                                   300,000
                                                          ----------
           Effect on income before income taxes         ($3,176,665)
               Tax effect                                 1,302,433
                                                          ----------
           Effect on net income                         ($1,874,232)
                                                         ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

     This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events that could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, litigation results and regulatory and state funding changes could cause results to differ materially from any that may be expected. In particular,adverse decisions in on-going material litigation could have a material adverse effect on the Company's financial condition and operating results. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.


General

     In April 1999, the Company announced the resignation of Director Clifton
C. Dutton and the appointment of Director Peter C. Wallace.

     In May 1999 the Company announced the settlement of its litigation with the State of Hawaii (the "State") and Complete Business Solutions, Inc.("CBSI"). The Company agreed to pay the State $1 million over four years. CBSI agreed to pay the Company $300,000 immediately. In both agreements, no party admitted any wrongdoing. The Company has not settled with Maximus. Inc., the contract monitor on the project, against which the Company filed a third-party complaint. To facilitate the settlement, Lockheed Martin IMS Corporation, also a subcontractor on the Hawaii contract, agreed to modify certain aspects of a promissory note issued to it by the Company in 1997.
See Item 1 - Legal Proceedings.

     In June 1999, the Company announced that the State of Rhode Island, Department of Administration, had awarded a contract to the Company valued at approximately $5.25 million to support the State's InRHODES computer system, used by the Department of Human Services and the Division of Taxation - Child Support Enforcement. The State of Rhode Island has the option to renew the contract for up to three additional years.

     In July 1999, the Company announced that the State of Maine had extended the Company's contract to support and enhance the MACWIS child welfare system for another year. The value of the contract is approximately $2.6 million.

Year 2000 Disclosure

     The Year 2000 issue concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information subsequent to December 31, 1999. The Company has committed resources (approximately $79,500) over the past year to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

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

     The Company anticipates completion of Step I - Step IV above for all material software and hardware by the end of August 1999. Any software or hardware determined to be noncompliant will be modified, repaired or replaced. The Company estimates the costs of such modifications, repairs and replacements to be $100,000 at this time.

Costs:

     As noted above, the Company spent approximately $79,500 over the past year to improve its information systems. In addition, the Company anticipates that it will spend approximately $20,500 over the next six months to improve its information systems further.

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

Results of Operations - Six Months Ended June 30, 1999 Compared to 1998

     Contract revenue decreased $236,543 or 4% from $5,475,313 in the six months ended June 30, 1998 to $5,238,770 in the six months ended June 30, 1999 primarily due to the completion of the development and implementation of the Maine child welfare project (MACWIS) in April 1998. This was partially offset by increased revenues on information technology consulting and systems development activities in both the private sector and in higher education.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $465,431 or 13% from $3,605,184 in the six months ended June 30, 1998 to $3,139,753 in the six months ended June 30, 1999 due to a reduction in information technology subcontractor cost as a result of the completion of the MACWIS project.

     Gross profit increased $228,888 or 12% from $1,870,129 for the six months ended June 30, 1998 to $2,099,017 for the six months ended June 30, 1999. Gross profit as a percentage of revenue earned increased from 34% for the six months ended June 30, 1998 to 40% for the six months ended June 30, 1999.
The increase in gross profit percentage is due to higher margins on new projects commencing in the second half of 1998.

     Selling, general and administrative (SG&A) expenses increased $236,067 or 21% from $1,120,292 in the six months ended June 30, 1998 to $1,356,359 in the six months ended June 30, 1999 due to an increase in marketing and business development related activities. On a percentage of revenues basis, SG&A expenses increased from 21% to 26%.

     The litigation settlement, consisting of (1) the write off of Hawaii related receivables, work in process and liabilities, (2) the present value of the payment due to Hawaii and (3) a $300,000 payment from CBSI, is $3,176,665. See Item 1 - Legal Proceedings and Note 3 to Notes to Financial Statements.

     Interest expense increased $19,649 to $59,364, or 49.5%, from $39,715 due to a higher level of borrowings under term loans. See Liquidity and Capital Resources.

     As a result, income before income taxes decreased $3,224,836 from $763,163 for the six months ended June 30, 1998 to a loss of $2,461,673 for the six months ended June 30, 1999.

     Net income decreased $1,905,305 from $450,263 for the six months ended June 30, 1999 to a loss of $1,455,042 for the six months ended June 30, 1999.

Results of Operations - Three Months Ended June 30, 1999 Compared to 1998

     Contract revenue decreased $703,326 or 22% from $3,253,696 in the three months ended June 30, 1998 to $2,550,370 in the three months ended June 30, 1999 primarily due to the completion of the development and implementation of the Maine child welfare project (MACWIS).

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $593,301, or 28%, from $2,158,529 in the three months ended June 30, 1998 to $1,565,228 in the three months ended June 30, 1999 due to a reduction in IT project related activities.

     Gross profit decreased $110,025 or 10% from $1,095,167 for the three months ended June 30, 1998 to $985,142 for the three months ended June 30, 1999. Gross profit as a percentage of revenue earned increased from 33.7% for the three months ended June 30, 1998 to 38.6% for the three months ended June 30, 1999. The increase in gross profit percentage is due to higher margins on new projects.

     Selling, general and administrative (SG&A) expenses increased $131,972 or 24% from $562,467 in the three months ended June 30, 1998 to $694,439 in the three months ended June 30, 1999 due to an increase in sales, marketing and business development related expenses. On a percentage of revenues basis, SG&A expenses increased from 17.3% to 27.2%.

     The litigation settlement, consisting of (1) the write off of the Hawaii related receivables, work in process and liabilities, (2) the present value of the payment due to Hawaii and (3) a $300,000 payment from CBSI is $3,176,665. See Item 1 - Legal Proceedings.

     Interest expense increased $18,878 to $29,408, or 179%, from $10,530 due to a higher level of borrowings.

     As a result, income before income taxes decreased $3,422,688 from $525,088 for the three months ended June 30, 1998 to a loss of $2,897,600 for the three months ended June 30, 1999.

     Net income decreased $2,022,036 from $309,798 for the three months ended June 30, 1999 to a loss of $1,712,238 for the three months ended June 30, 1999.


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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $415,181 and $687,412 in the six months ended June 30, 1999 and 1998 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, legal settlements, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

     On December 31, 1997 the Company signed a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from three of the Company's contracts secure the new Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six- percent annual service fee on borrowed balances. At June 30, 1999 the Line of Credit had an outstanding balance of zero.

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


                        PART 11 - OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1995, the Company began negotiating a significant amendment to its contract for a child support enforcement ("CSE") system with the State of Hawaii ("the State") when it determined that the total estimated cost to complete the system would be significantly greater than expected. In March 1996, the Company received final State and federal government approval for this contract amendment totaling $4.4 million. As a result of numerous in-depth reviews of this contract amendment, management determined that remaining contract costs would exceed the contract value by $440,000, and therefore, accrued this loss in December 1995.

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

     On September 13, 1996, the State of Hawaii terminated its contract with the Company, effective September 23, 1996, claiming that the Company had failed to fulfill its obligations under the contract. In response, the Company also terminated the contract with the State effective September 23, 1996. The Hawaii contract, originally estimated to be a $20.7 million contract, was increased to $25.2 million by the State in February 1996, and was the Company's largest contract at the time. Prior to termination, approximately $16.5 million of costs had been incurred towards completion of the contract, and $11 million had been billed and substantially paid.

     On November 12, 1996 the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation"). Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child support enforcement system. The suit alleged that the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables,materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State sought an unspecified amount for general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court might deem just and proper.

     The Company denied the State's allegation and, on January 23, 1997, filed a counter claim against the State alleging that the State has breached the contract. The Company sought $70 million in damages and alleged that the State fraudulently induced the Company into designing and building a system having capabilities and features far beyond the scope of the Company's contract. The fraudulent inducement was in the form of withholding payments, improper rejection of work that satisfied the requirements of the contract and verbal and written abuse of the Company's employees and management.

     In addition, Unisys, a vendor providing equipment under the Company's Hawaii contract, submitted a $896,000 claim against the $10.3 million performance bond. In February of 1997, the State released all but $1.1 million of the performance bond; the remainder is intended to cover amounts payable to Unisys and other subcontractors. In April of 1997, after a detailed review of their records and discussions with the Company, Unisys agreed to lower their claim to $859,602 and Aetna Casualty and Surety paid that claim. Lockheed Martin IMS ("Lockheed"), who guaranteed the performance bond, reimbursed Aetna for that claim. In December 1997, the Company reached an agreement with Lockheed to repay the $859,602 over a five-year period.

     On December 13, 1996 CBSI filed a lawsuit in the Superior Court of the State of Rhode Island for $517,503, which the Company had previously accrued, plus interest costs and attorney's fees. The Company disputed the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997 alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information and proprietary intellectual property inappropriately. Also, the Company alleged that CBSI owed the Company $482,750 as of December 31, 1996 for which the Company did not establish a reserve for uncollectibility.

     On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS had been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company made against CBSI in this TPC were substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996 lawsuit brought against the Company in Rhode Island. The Company alleged that MAXIMUS was liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii;
(iii) MAXIMUS negligently breached duties to the Company, and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint sought $70 million in damages.

     In connection with the Hawaii litigation, the Company was ordered to assign all Hawaii related leases to the State.

     Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter of 1996 to reverse revenue of $1 million, $400 thousand and $400 thousand recorded previously in the first, second and third quarters, respectively. In addition, 1996 costs incurred related to the Hawaii contract of $1.96 million have been charged to expense.

     On May 11, 1999 the Company reached a settlement agreement with both the
State and CBSI, which was approved by the court on July 22, 1999.   All claims
of the Company, the State and CBSI will be dismissed, except the Company's claims against MAXIMUS. Per the settlement, the Company agreed to pay the State $1 million over four years as follows: June 1999 - $250,000, June 2000 - $250,000, June 2001 - $250,000, June 2002 - $125,000 and June 2003 - $125,000.
The first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. CBSI agreed to pay the Company $300,000 immediately, which the Company has received. Neither party to these agreements admitted any wrongdoing. To facilitate the settlement, Lockheed agreed to modify certain aspects of a promissory note issued to it by the Company in 1997. Lockheed agreed to extend the note's maturity several years, to reschedule favorably certain principal payments and to reduce the interest rate on the remaining principal, which is $742,000 as of June 30, 1999.

     The Company's litigation against MAXIMUS is continuing and is in the discovery phase. The Company is seeking $75 million in damages. The Company believes that its claims against MAXIMUS have substantial merit and will vigorously pursue these claims.

Item 2.  Change in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 19, 1999, shareholders voted 828,634 shares (including voting preferred stock) as follows:

1) Election of Kenneth C. Kirsch, Nicholas R. Supron, Peter C. Wallace and Ralph O. Cote as Directors to serve until the next annual meeting of the stockholders or until their successors are elected and qualified.

                                For      Against     Abstain    No Vote
Kenneth C. Kirsch             818,676       0        3,556      6,402
Nicholas R. Supron            818,676       0        3,556      6,402
Peter C. Wallace              818,676       0        3,556      6,402
Ralph O. Cote                 818,676       0        3,556      6,402

2) Approval of a non-qualified stock option to purchase 50,000 shares of the Company's Common Stock issued to Kenneth C. Kirsch.

                                For      Against     Abstain   No Vote
                               202,397    90,957     195,443   339,837

Per the terms of the Company's agreement with its preferred shareholder, the preferred shareholder, which entered an "abstain" vote has to approve the option before they can be exercised and therefore the option is not approved at this time.

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

A current report on Form 8-K, dated April 27, 1999 was filed by the Company and included the press release dated April 27, 1999, announcing the Company's results for the quarter ended March 31, 1999. A Statement of Operations (without notes) for the quarters ended March 31, 1999 and 1998 was included with the filing. A Balance Sheet as of March 31, 1999 and December 31, 1998 was also included with the filing.

A current report on Form 8-K, dated May 13, 1999 was filed by the Company and included the press release dated May 13, 1999, announcing the settlement of the Hawaii litigation.

A current report on Form 8-K, dated June 30, 1999 was filed by the Company and included the press release dated June 30, 1999, announcing the extension of the Rhode Island support contract.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Network Six, Inc.


Date: July 29, 1999                  By: /s/ Kenneth C. Kirsch

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