Form 10-Q
period 1999-09-30
NETWORK SIX INC
filed 1999-11-08
CIK 726714

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[   ]    Transition report pursuant to section 13 of 15(d) of the Securities
         Exchange Act of 1934 for the transition
         period from                      to
                     --------------------    -------------------


                           Commission File No. 0-21038

                                NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)

        Rhode Island                                05-0366090
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                 475 Kilvert Street, Warwick, Rhode Island 02886
          (Address of principal executive offices, including zip code)

                                 (401) 732-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No       .
                                       ------      -----

As of September 30, 1999, there were 792,881 shares of the registrant's Common Stock, $.10 par value, outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NETWORK SIX, INC.

                            Condensed Balance Sheets


ASSETS
------                                                          Sept. 30, 1999      Dec. 31, 1998
                                                              ------------------   -----------------
Current assets:                                                 (unaudited)
     Cash and cash equivalents                                   $2,534,719          $1,442,035
     Contract receivables, less allowance for doubtful
          accounts of $50,000 at September 30, 1999 and
          $69,175 December 31, 1998                               1,558,083           1,966,788
     Costs and estimated earnings in excess of billings
          on contracts                                              816,352           1,220,253
     Refundable taxes on income (note 3)                            686,000                  --
     Other current assets                                           127,820             112,433
                                                                 ----------          ----------
          Total current assets                                    5,722,974           4,741,509
                                                                 ----------          ----------
Property and equipment
     Computers and equipment                                        618,021             590,527
     Furniture and fixtures                                         162,606             163,532
     Leasehold improvements                                          20,191              20,191
                                                                 ----------          ----------
                                                                    800,818             774,250
Less: accumulated depreciation and amortization                     587,574             602,033
                                                                 ----------          ----------
          Net property and equipment                                213,244             172,217
Deferred taxes                                                      417,401              37,097

Contract receivables and costs in excess of billings
     on Hawaii contract                                                  --           3,459,382
Other assets                                                         86,906             290,577
                                                                 ----------          ----------
         Total assets                                            $6,440,525          $8,700,782
                                                                 ----------          ----------
                                                                 ----------          ----------




                                                                            Sept. 30, 1999        Dec. 31, 1998
                                                                            -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          (unaudited)
Current liabilities:

     Current installment of obligations under capital leases                       $   7,227           $  89,483
     Current portion of long-term debt:
          Vendors                                                                    100,000             200,000
          Others                                                                     340,918              91,997
     Accounts payable                                                                 80,645              58,456
     Accrued salaries and benefits                                                   573,266             579,320
     Accrued subcontractor expense                                                    24,153              24,950
     Other accrued expenses                                                           74,726             320,982
     Billings in excess of costs and estimated earnings on contracts                 328,478             341,572
     Income taxes payable                                                                 --             780,066
     Deferred taxes                                                                   42,491              42,491
     Preferred stock dividends payable                                             1,035,975             795,992
                                                                            -----------------   -----------------
          Total current liabilities                                                2,607,879           3,325,309
                                                                            -----------------   -----------------

Obligations under capital leases, excluding current installments                          --              38,090
Long-term debt, less current portion:
          Vendors                                                                    642,239             542,239
          Others                                                                     837,234             409,778
Hawaii Payable                                                                            --             576,483
                                                                            -----------------   -----------------
          Total Liabilities                                                        4,087,352           4,891,899
                                                                            -----------------   -----------------
Stockholders' equity:
     Series A convertible preferred stock, $3.50 par value. Authorized
          857,142.85 shares; issued and outstanding 714,285.71 shares at
          September 30, 1999 and December 31, 1998; liquidation of $3.50 per
          share plus unpaid and accumulated dividends                              2,235,674           2,235,674
     Common stock, $.10 par value. Authorized
          4,000,000 shares; issued 792,881 shares at
          September 30, 1999 and 764,663 at December 31, 1998                         79,288              76,466
     Additional paid-in capital                                                    1,886,294           1,796,284
     Treasury stock, recorded at cost,
          591 shares at September 30, 1999                                            (3,245)                 --
     Accumulated deficit                                                          (1,844,838)           (299,541)
                                                                            -----------------   -----------------
          Total stockholders' equity                                               2,353,173           3,808,883
                                                                            -----------------   -----------------
          Total Liabilities & Stockholders' Equity                               $ 6,440,525          $8,700,782
                                                                            =================   =================


                                NETWORK SIX, INC.

                         Condensed Statements of Income

                                   (Unaudited)



                                                           THREE MONTHS       THREE MONTHS         NINE MONTHS       NINE MONTHS
                                                           ENDED 9/30/99      ENDED 9/30/98      ENDED 9/30/99      ENDED 9/30/98
                                                           -------------      -------------      -------------      -------------
Contract revenue earned                                     $ 2,575,192        $ 2,662,603        $ 7,813,958        $ 8,137,916
Cost of revenue earned                                        1,632,648          1,535,388          4,772,396          5,140,572
                                                            -----------        -----------        -----------        -----------
     Gross profit                                               942,544          1,127,215          3,041,562          2,997,344

Selling, general & administrative expenses                      655,048            617,290          2,011,408          1,737,581
Litigation settlement (note 3)                                       --                 --          3,176,665                 --
                                                            -----------        -----------        -----------        -----------
     Income (loss) from operations                              287,496            509,925         (2,146,511)         1,259,763
Other deductions (income)
     Interest expense                                            60,147             14,573            119,512             54,289
     Interest earned                                            (26,426)           (10,336)           (58,124)           (63,377)
                                                            -----------        -----------        -----------        -----------
          Income (loss) before income taxes                     253,775            505,688         (2,207,899)         1,268,851
Income taxes                                                    104,048            207,552           (902,584)           520,452
                                                            -----------        -----------        -----------        -----------
Net income (loss)                                           $   149,727        $   298,136        $(1,305,315)       $   748,399
                                                            ===========        ===========        ===========        ===========
Net income (loss) per share:
Basic                                                       $      0.09        $      0.28        $     (1.97)       $      0.66
                                                            ===========        ===========        ===========        ===========

Diluted                                                     $      0.09        $      0.28        $     (1.97)       $      0.66
                                                            ===========        ===========        ===========        ===========

Shares used in computing net income (loss) per share:
Basic                                                           792,881            763,880            785,476            756,519
                                                            ===========        ===========        ===========        ===========
Diluted                                                         792,881            763,880            785,476            756,519
                                                            ===========        ===========        ===========        ===========
Preferred dividends declared                                $    81,918        $    85,068        $   239,983        $   252,431
                                                            ===========        ===========        ===========        ===========


                                NETWORK SIX, INC.

                        Condensed Statements of Cash Flow
                                   (Unaudited)



                                                                 Nine months          Nine months
                                                                    ended                ended
                                                                   9/30/99              9/30/98
                                                                   -------              -------
  Cash flows from operating activities:
  Net income (loss)                                             $(1,305,315)       $   748,399
  Adjustment to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                            62,109             31,774
            Provision for doubtful accounts                         (19,175)              --
            Loss on sale/disposal of fixed assets                       704              6,518
            Proceeds from CBSI settlement                           300,000               --
            Payments on Hawaii settlement                          (250,000)              --
            Deferred taxes                                         (380,304)              --
            Changes in operating assets and liabilities:
            Contract receivables                                    427,880            491,252
            Cost and estimated earnings
                 in  excess of billings on contracts                403,901            (70,294)
            Refundable taxes on income                             (686,000)              --
            Other current assets                                    (15,387)           124,361
            Long term amounts due from Hawaii                     3,459,382               --
            Other assets                                            195,033             90,943
            Accounts payable                                         22,189            (81,820)
            Accrued salaries and benefits                            (6,054)            91,074
            Accrued subcontractor exp                                  (797)        (1,172,291)
            Debt owed on Hawaii settlement                          950,000               --
            Hawaii payable                                         (576,483)              --
            Other accrued expenses                                 (246,256)           114,017
            Billings in excess of costs
              and estimated earnings on contracts                   (13,094)           (31,280)
            Income taxes payable                                   (780,066)           525,240
                                                                -----------        -----------
                Net cash provided by operating activities         1,542,267            867,893
                                                                -----------        -----------





                                                                           Nine months       Nine months
                                                                              ended             ended
                                                                             9/30/99           9/30/98
                                                                           ------------      ------------
  Cash flows from investing activities:
     Proceeds from Sale/Disposal of Capital Assets                                 350               --
     Capital expenditures                                                      (95,551)           (84,904)
                                                                           -----------        -----------
                Net cash used in investing  activities                         (95,201)           (84,904)
                                                                           -----------        -----------

Cash flows from financing activities:

     Principal payments on capital lease obligations                          (120,346)           (43,738)
     Payments on long term debt                                               (323,623)              --
     Net payments on note payable to bank                                         --           (1,160,000)
     Net proceeds on other notes payable                                          --              456,129
     Purchases of treasury stock                                                (3,245)              --
     Proceeds from issuance of common stock                                     92,832            127,082
                                                                           -----------        -----------
          Net cash used in financing activities                               (354,382)          (620,527)
                                                                           -----------        -----------
    Net increase in cash and equivalents                                     1,092,684            162,462
    Cash and cash equivalents at beginning of period                         1,442,035          1,291,924
                                                                           -----------        -----------
    Cash and cash equivalents at end of period                             $ 2,534,719        $ 1,454,386
                                                                           ===========        ===========

Supplemental cash flow information:
    Cash paid during the period for:
                Income taxes                                               $   943,786        $    (4,788)
                Interest                                                        73,341             54,289
                                                                           ===========        ===========



                                NETWORK SIX, INC.

                          Notes to Financial Statements
                               September 30, 1999

                                   (unaudited)

(1)     Basis of Presentation

        The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the statements of income and cash flows for the nine month periods ended September 30, 1999 and 1998, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)     Under the requirements in Statement of Financial Accounting Standards
        (SFAS) No. 128 for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

(3)      Litigation Settlement

        On May 11, 1999 the Company announced it had entered into a settlement agreement with the State of Hawaii and Complete Business Solutions, Inc. ("CBSI"). See Item 1 - Legal Proceedings. Prior to the settlement, the Company had assets related to the Hawaii project of $3.46 million and liabilities of $856,000. After tax considerations are taken into effect, the settlement will result in a reduction of net assets of $1.87 million. The effect of the settlement on net income for the nine months ended September 30, 1999 was as follows:

              Write off of contract receivables and costs in excess of
                 billings on Hawaii contract                      ($3,459,382)
              Present value of litigation settlement                 (868,957)
              Payment received from CBSI                              300,000
              Hawaii payable                                          576,483
              Capital leases, short and long term portion              57,994
              Other accrued expenses                                  217,197
                                                                  -----------
                       Effect on income before income taxes       ($3,176,665)
              Tax effect                                            1,302,433
                                                                  -----------
                       Effect on net income                       ($1,874,232)
                                                                  ===========


       It is anticipated the Company will carry back the 1999 net operating loss to the 1998 tax year with proceeds expected to be received during 2000. The balance will be available for carry forward.

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

         On October 29, 1999 the Company and MAXIMUS Corporation ("MAXIMUS") entered into a settlement agreement whereby the Company released MAXIMUS from all claims and potential claims in relation to the Hawaii contract and vice versa in exchange for a payment to the Company of $50,000. The check was received in November 1999. See Item 1 Legal Proceedings.

YEAR 2000 DISCLOSURE

         The Year 2000 issue concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information subsequent to December 31, 1999. The Company has committed resources (approximately $80,900) over the past year to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

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

         The Company completed Steps I - Step IV above for all material software and hardware in September of 1999. Any software or hardware determined to be noncompliant was modified, repaired or replaced.

Costs:

         As noted above, the Company spent approximately $80,900 over the past year to improve its information systems.

Risks:

         Effective August 4, 1998, the Securities and Exchange Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 issue. In this Release, the Commission required that registrants include in its year 2000 disclosure a reasonable description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 have been addressed and that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's time tracking related to contract labor costs would need to be processed manually for some limited period of time. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 issue. However, the Company does not believe that it will incur any material expenses or suffer any significant loss of revenues in connection with such minimal disruptions.

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

          The Company has conducted a comprehensive review of its internal computer systems to identify the systems that could be affected by the "Year 2000" issue and has implemented a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

Results of Operations - Nine Months Ended September 30, 1999 Compared to 1998

         Contract revenue decreased $323,958 or 4% from $8,137,916 in the nine months ended September 30, 1998 to $7,813,958 in the nine months ended September 30, 1999 primarily due to the completion of the development and implementation of the Maine Child Welfare Information Systems (MACWIS) project in April 1998. This was partially offset by increased revenues on information technology consulting and systems development activities with commercial customers and higher education institutions.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $368,176 or 7% from $5,140,572 in the nine months ended September 30, 1998 to $4,772,396 in the nine months ended September 30, 1999 due to a reduction in information technology subcontractor cost as a result of the completion of the MACWIS project.

         Gross profit increased $44,218 or 1%, from $2,997,344 for the nine months ended September 30, 1998 to $3,041,562 for the nine months ended September 30, 1999. Gross profit as a percentage of revenue earned increased from 37% for the nine months ended September 30, 1998 to 39% for the nine months ended September 30, 1999. The increase in gross profit percentage is due to higher margins on new projects commencing in the first half of 1999.

         Selling, general and administrative (SG&A) expenses increased $273,827 or 16% from $1,737,581 in the nine months ended September 30, 1998 to $2,011,408 in the nine months ended September 30, 1999 due to an increase in marketing and business development staff and related activities. On a percentage of revenues basis, SG&A expenses increased from 21% to 26%.

         The effect of the litigation settlement before taxes consisting of (1) the write off of Hawaii related receivables, work in process and liabilities,
(2) the present value of the payment due to Hawaii and (3) a $300,000 payment from CBSI is $3,176,665. See Item 1 - Legal Proceedings and Note 3 in Notes to Financial Statements.

         Interest expense increased $65,223 to $119,512, or 120%, from $54,289 due to a higher level of borrowings under the Company's two term loans. See Liquidity and Capital Resources.

         As a result, income before income taxes decreased $3,476,750 from $1,268,851 for the nine months ended September 30, 1998 to a loss of $2,207,899 for the nine months ended September 30, 1999.

         Net income decreased $2,053,714 from $748,399 for the nine months ended September 30, 1998 to a loss of $1,305,315 for the nine months ended September 30, 1999.

Results of Operations - Three Months Ended September 30, 1999 Compared to 1998

         Contract revenue decreased $87,411 or 3%, from $2,662,603 in the three months ended September 30, 1998 to $2,575,192 in the three months ended September 30, 1999 primarily due to the completion of several software development implementation projects.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $97,260, or 6%, from $1,535,388 in the three months ended September 30, 1998 to $1,632,648 in the three months ended September 30, 1999 due to training and related costs associated with upgrading technical skills.

         Gross profit decreased $184,671, or 16%, from $1,127,215 for the three months ended September 30, 1998 to $942,544 for the three months ended September 30, 1999. Gross profit as a percentage of revenue earned decreased from 42% for the three months ended September 30, 1998 to 37% for the three months ended September 30, 1999. The decrease in gross profit as a percentage of revenue is due largely to the increased training provided to the Company's technical staff during the third quarter of 1999.

         Selling, general and administrative (SG&A) expenses increased $37,758 or 6% from $617,290 in the three months ended September 30, 1998 to $655,047 in the three months ended September 30, 1999 due to an increase in sales, marketing and business development staff and related expenses. On a percentage of revenues basis, SG&A expenses increased from 23% to 26%.

         Interest expense increased $45,574 to $60,147, or 313%, from $14,573 due to a higher level of borrowings on the Company's two term loans. See Liquidity and Capital Resources.

         As a result, income before income taxes decreased $251,913 from $505,688 for the three months ended September 30, 1998 to $253,775 for the three months ended September 30, 1999.

         Net income decreased $148,409 from $298,136 for the three months ended September 30, 1998 to $149,727 for the three months ended September 30, 1999.


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

         The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $1,542,267 and $867,893 in the nine months ended September 30, 1999 and 1998 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and refundable taxes on income, legal settlements, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

          The Company has a $1.5 million line of credit with a commercial lender (the "Line of Credit"). Accounts receivable from three of the Company's contracts secure the Line of Credit. The Company can borrow up to 80% of the aggregate invoice amounts and is required to repay any borrowings within 90 days. The interest rate is prime plus five percent on balances below $1 million and prime plus one and one half percent on balances over $1 million. The Line of Credit also carries a six percent annual service fee on borrowed balances. At September 30, 1999 the Line of Credit had an outstanding balance of zero.

         On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company. The BDC was also issued five-year warrants to purchase 11,500 unregistered shares of the Company's Common Stock at a price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes options pricing model and is being amortized ratably over the exercise period. Such amount is included in other noncurrent assets on the accompanying balance sheet.

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

         Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter of 1996 to reverse revenue of $1 million, $400 thousand and $400 thousand recorded previously in the first, second and third quarters, respectively. In addition, $1.96 million of costs incurred related to the Hawaii contract in 1996 were expensed.

         On May 11, 1999 the Company reached a settlement agreement with both the State and CBSI, which was approved by the court on July 22, 1999. All claims of the Company, the State and CBSI were dismissed, except the Company's claims against MAXIMUS. Per the settlement, the Company agreed to pay the State $1 million over four years as follows: June 1999 - $250,000, June 2000 - $250,000, June 2001 - $250,000, June 2002 - $125,000 and June 2003 - $125,000. The first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. CBSI agreed to pay the Company $300,000 immediately, which the Company has received. Neither party to these agreements admitted any wrongdoing. To facilitate the settlement, Lockheed agreed to modify certain aspects of a promissory note issued to it by the Company in 1997. Lockheed agreed to extend the note's maturity several years, to reschedule favorably certain principal payments and to reduce the interest rate on the remaining principal, which is $742,000 as of September 30, 1999.

         On October 29, 1999 the Company and MAXIMUS entered into a settlement agreement whereby the Company released MAXIMUS from all claims and potential claims in relation to the Hawaii contract and vice versa exchange for a payment to the Company of $50,000. The check was received in November 1999.

ITEM 2.  CHANGE IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS

         (a) None

         (b) The following reports on Form 8-K have been filed during the quarter for this report is filed.

         A current report on Form 8-K, dated July 6, 1999 was filed by the Company and included the press release dated July 6, 1999, announcing the extension of the Maine support contract.

         A current report on Form 8-K, dated July 27, 1999 was filed by the Company and included the press release dated July 26, 1999, announcing the Company's results for the quarter ended June 30, 1999. A Statement of Operations (without notes) for the quarters ended June 30, 1999 and 1998 was included with the filing. A Balance Sheet as of June 30, 1999 and December 31, 1998 was also included with the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Network Six, Inc.

Date: November 5, 1999                  By:  /s/ Kenneth C. Kirsch
                                           ------------------------------------
                                           Kenneth C. Kirsch
                                           Chairman, President and
                                           Chief Executive Officer

                                        By:  /s/ Dorothy M. Cipolla
                                           ------------------------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)