Form 10-K
period 1999-12-31
NETWORK SIX INC
filed 2000-03-29
CIK 726714

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-21038

                               NETWORK SIX, INC.

             (Exact name of registrant as specified in its charter)

                RHODE ISLAND                                    05-0366090
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

             475 KILVERT STREET                                    02886
            WARWICK, RHODE ISLAND                               (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 732-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 28, 2000 (computed by reference to the closing price of such stock on The NASDAQ SmallCap Market) was $2,786,294.

    As of February 28, 2000, there were 796,084 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                  WHERE INCORPORATED
                  --------                                  ------------------
Portions of the registrant's definitive Proxy
     Statement regarding the 2000 Annual
           Meeting of Stockholders                               Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NETWORK SIX, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                    ----
                                            PART I
 1                      Business....................................................      3
 2                      Properties..................................................     10
 3                      Legal Proceedings...........................................     10
 4                      Submission of Matters to a Vote of Security Holders.........     12
                                           PART II
                        Market for Registrant's Common Equity and Related
 5                        Stockholder Matters.......................................     12
 6                      Selected Financial Data.....................................     12
                        Management's Discussion and Analysis of Financial Condition
 7                        and Results of Operation..................................     14
 8                      Financial Statements and Supplementary Data.................     19
                        Changes in and Disagreements With Accountants on Accounting
 9                        and Financial Disclosure..................................     19
                                           PART III
 10                     Directors and Executive Officers of the Registrant..........     19
 11                     Executive Compensation......................................     19
                        Security Ownership of Certain Beneficial Owners and
 12                       Management................................................     20
 13                     Certain Relationships and Related Transactions..............     20
                                           PART IV
                        Exhibits, Financial Statement Schedules and Reports on Form
 14                       8-K.......................................................     20
                        Signatures..................................................     23

PART I

ITEM 1. BUSINESS.

GENERAL

    Network Six, Inc. (the "Company") is a provider of information technology solutions that enable its customers to operate more efficiently and effectively. The Company's services include e-commerce planning and implementation, technology consulting, applications development and support and network design and implementation. Incorporated in 1976 under the name National E-F-T, Inc., the Company has historically focused on providing its services to state governments, particularly health and human services agencies. Although the Company has recently targeted additional markets (such as higher education, health care and network services), the Company derived a substantial portion of its revenues in 1999 from contracts with state government health and human service agencies.

    The Company is expanding its operations into the e-commerce space in order to better meet the needs of its customers. Unlike many other e-commerce companies, the Company can offer "end-to-end" support and leverage its significant mainframe, client/server and network services experience to this rapidly growing and changing marketplace. The Company's government customers are logical candidates for this new business to consumer ("B2C") model. Private sector clients, moreover, are candidates for the business to business ("B2B") model, which, many analysts believe, will account for the lion's share of Internet commerce prospectively.

    The Company is incorporated under the laws of Rhode Island, and its principal executive offices are located at 475 Kilvert Street, Warwick, Rhode Island 02886, telephone number (401) 732-9000.

THE INFORMATION TECHNOLOGY INDUSTRY

    Rapid improvements in the price and performance of computer and communications equipment in the last 20 years, coupled with the growth of sophisticated, powerful software, have resulted in a substantial increase in the number of organizations that use computer-based information systems and in the scope and complexity of such systems. The proliferation of both products and suppliers of products has not only expanded the scope of tasks that can be performed by information systems, but it has also increased the complexity of such systems.

    Information systems typically include computer hardware (mainframe, minicomputers, and workstations), software (both custom and packaged), and communications equipment (routers, servers, etc.). Effective operation of information systems depends not only on having proper equipment and software, but also on having well-trained and skilled personnel.

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

STATE GOVERNMENT HEALTH AND HUMAN SERVICES AGENCIES

    State government health and human services agencies are among the organizations that most need the services of outside providers of information technology services to upgrade and maintain their computer based information systems. They have large and burdensome caseloads and must maintain extensive records. At the same time, they are required to increase the capacity and enhance the capabilities of their information systems as the federal government, which in most cases provides a substantial portion of the funding of the programs states administer (see chart below), requires detailed, standardized reporting of program data, elimination of errors, and more responsive management. Yet the information systems of many such agencies are obsolete and have limited data interfacing capabilities. Moreover, the states often require them to do more with less.

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

    CHILD SUPPORT ENFORCEMENT. The federal government established the Child Support Enforcement (CSE) program in 1975 in response to the increased failure of many parents to provide financial support to their children. The CSE program is intended to help strengthen families and reduce dependence on government assistance by requiring parents to support their children rather than the government. State governments generally must locate absent parents, establish paternity if necessary, obtain judicial support orders, and collect the support payments required by those orders.

    The Child Support Enforcement Amendments of 1984 require state CSE systems, in order to receive federal funding, to meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy, and reporting. The federal Personal Responsibility and Work Opportunity Reconciliation Act of 1996 ("Welfare reform") has had a major impact on CSE systems as well. Welfare reform mandated: (i) changes to the way collections are distributed; (ii) added a Federal Case Registry (FCR) which is a central repository for child support cases and participants from all states; (iii) new interstate case processing; and (iv) modification to federal reporting requirements.

    TANF. The automated information system requirements of two distinct federal-state programs--AFDC and Food Stamps--are usually combined at the state level under what is now known as TANF (Temporary Assistance to Needy Families), previously referred to as FAMIS (Family Assistance Management Information Systems). Welfare reform has established time limits for assistance and has made the need for education, training, job placement, and other supportive services especially important.

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

    FEDERAL FUNDING. Federal Financial Participation (FFP) is the term used for federal funds provided to states to assist in delivering human services or for establishing automated systems to assist in such delivery. From time to time Congress will increase FFP percentages for a limited time in an attempt to motivate states to automate or upgrade certain systems. The following is a table of FFP percentages for state system automation by selected program as of December 31, 1999:

                                                                       PROJECTED END DATE
PROGRAM                                              FFP%               OF CURRENT FFP%
-------                                            --------       ----------------------------
CSE                                                66-80%         None*
TANF                                               Varies**       None**
Food Stamps                                        50%            None
Medicaid                                           50%            None
Medicaid/Managed Care                              50-90%         Varies by program component
Child Welfare                                      50%-75%        None
Other Health and Human Services Systems            Varies         Varies by program component

------------------------

* Declines to 66% except for certain welfare reform initiatives, which would be eligible for 80% FFP.

** States receive block grants and are permitted to use federal funds within their discretion.

    The FFP percentages shown above are subject to change at any time by the U.S. Congress.

CONTRACTS AND SERVICES PROVIDED

    The Company's contracts with state agencies have covered four basic types of projects: (i) the transfer of an entire automated information system currently in use by another state, which may involve the development of substantial modifications to that system and installation of the modified system; (ii) the development of an entirely new system; (iii) the development and installation of enhancements to an agency's existing system; and (iv) the provision of support services with respect to an existing system. The following table sets forth information as of December 31, 1999 relating to the Company's significant contracts with state agencies since December 1994:

STATE                     PROGRAM AREA          PROJECT        CONTRACT DATE         STATUS
-----                  ------------------  ------------------  -------------   ------------------
Idaho                  CSE                 Support services     May 1995       Completed
Rhode Island           TANF/CSE            Support services     July 1995      Completed
Rhode Island           Dept. of Health     Develop new system   May 1996       Completed
Maine                  Child Welfare       Support services     April 1998     In process
Rhode Island           TANF/CSE            Support services     July 1999      In process

    CONTRACT PROCESS. Because most health and human services agency contracts involve federal funding, they originate with a federally required Advanced Planning Document (APD) submitted by the state agency to the federal government for approval. The federal government reviews APDs to ensure that the system proposed by the agency incorporates minimum functional requirements and will otherwise meet federal, state, and user needs in a cost effective manner. Following approval of the APD, the state agency prepares a request for proposals
(RFP) from private industry for software services and for equipment, or hardware, by which the system will operate. Each RFP, which is also subject to approval by the federal government, is usually divided into two parts, one soliciting technical proposals and the other soliciting price proposals. There may be separate RFP's for hardware and software or the RFP may be a "bundled" bid that includes both hardware and software.

    RFPs essentially define the procuring agency's functional requirements, and proposals submitted in response thereto by the Company and its competitors are extensive, detailed descriptions of the manner in which the system proposed would satisfy those requirements and the experience and qualifications of those who would design and implement the system. The Company's cost of preparing such proposals ranges between $10,000 and $100,000, and the Company has submitted proposals both as a prime contractor and as a subcontractor to others. Contracts are usually awarded on the basis of a combination of technical considerations and price, although price can be the determinative factor between technically acceptable proposals.

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

    FEDERAL CERTIFICATION. When system development and installation are complete, the contracting state agency is generally required to obtain federal certification that the system meets federal requirements. There are generally no fixed time requirements for obtaining certification, and certification of the systems installed by the Company has generally been received between 6 and 12 months following completion of installation. Many state agencies require the contractor to provide a performance bond, ranging from 10% to 50% of the contract price, to be released upon completion of the warranty period or upon certification. Total systems contracts also often provide for a warranty period following completion of the contract.

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

HIGHER EDUCATION

    The Company provides information technology services to the higher education market. In 1999, the Company developed a web-based application in support of a "Performance Based Transcript" system for a local university. The underlying technology consists of the Oracle Application Server enabling end user access through a browser while leveraging the existing technical knowledge base of client/server developers. The application allows instructors, students and employers to review a student's qualifications from more than a traditional transcript as part of the job preparation and interview process. Instructors are able to record measurement of a student's applied skills, track special certifications received, apply weight to individual skills within a specific course, as well as, provide traditional grade information. Employers are able to use the outcome to better assess the candidate's aptitude for a specific position.

    In addition to using web-based technology to connect university instructors, students and potential employers to information applicable to the employment process, the Company assumed a major role in an Enterprise Resource Planning
(ERP) implementation project for a local college. The project is a two-year endeavor to modify and integrate base ERP software to accommodate student services, financial services and financial aid. A web-based component will be included within the student services module. The Company intends to leverage its knowledge base within the Higher Education market to other management consulting, web-based design and development, and ERP implementations.

HEALTH CARE

    The health care sector is undergoing tremendous change and consolidation. Over the last several years, the Company has worked in the area of pharmacy benefits, assisting a local customer develop and enhance its information systems. This work has drawn upon many of the skills the Company's technical staff developed supporting other client/server and mainframe systems. In addition, however, the Company has played an important role web-enabling the applications to allow clients easy access to important data.

    The Company envisions doing additional work in the health care arena. Pharmacy benefits is particularly attractive since it represents a growth area as the population ages and requires more prescriptions.

NETWORK SERVICES

    The Company's Network Services Division, formed in 1997, offers consulting and implementation services in local and wide area networking, electronic messaging and network security. It focused its 1999 efforts in the public sector, including state agencies, municipalities, school systems and libraries.

    The Company's network services work with state agencies continued under agreements with the Rhode Island Department of Human Services (DHS), the Rhode Island Department of Mental Health, Retardation and Hospitals (MHRH) and the Rhode Island Office of Libraries and Information Services (OLIS) providing network management and support services to these agencies through full time technical resources.

    The Company also provided service to various Rhode Island municipalities and school systems this past year. These services included technology needs assessments, network implementations and contractual support agreements. The Towns of Westerly, Rhode Island and North Kingstown, Rhode Island saw substantial network systems implemented by the Company this year. Microsoft's Windows NT, Exchange E-mail and Windows 95 were major components of these projects. In addition, Cisco networking products were deployed for telecommunications needs at these sites.

    The Company intends to continue to focus on current technologies as well as wide area networking, network security and Internet/Intranet/e-Business integration services. The Division will continue to focus our services on network consulting, implementation and support, offering resources under various contractual agreements.

COMPETITION

    The Company operates in a highly competitive market. The Company's competitors for state human services agency contracts include firms such as Andersen Consulting, Unisys, Dynamics Research Corporation, American Management Systems, Complete Business Solutions, Inc., Keane and Deloitte & Touche LLP. These competitors have substantially greater financial, technical, and marketing resources than those of the Company. The Company believes, however, that no single contractor is dominant in its market and that the primary competitive factors are reputation, capability and resources, experience with similar systems, quality and reliability of service, flexibility and price.

    With respect to other State agencies, higher education, health care, non-profits and the private sector, there are numerous companies that provide information technology services. None, however, dominates the market. The network services market is relatively young and has many companies competing for various business opportunities.

BACKLOG

    Substantially all of the Company's revenues are derived from work to be performed under contracts of expected duration exceeding one year. Such contracts may be terminated on relatively short notice and may be subject to/contingent upon state or federal funding. At December 31, 1999, the

Company had the following contracts to provide services which, if fully performed, would result in the revenues shown:

                                                               AMOUNT RECOGNIZED AS
                                                   CONTRACT     CONTRACT REVENUES          BACKLOG
CONTRACT TITLE                                    AMOUNT(1)    EARNED THRU 12/31/99   AS OF 12/31/99(2)
--------------                                    ----------   --------------------   -----------------
Massachusetts Highway Department................  $  274,995        $       --           $  274,995
Rhode Island Support............................   5,252,670         2,788,569            2,464,101
Maine Child Welfare (MACWIS)....................   2,550,966         1,136,683            1,414,283
MIM Corporation.................................     164,900            36,465              128,435
Others..........................................     130,608           111,575               19,033
                                                  ----------        ----------           ----------
Totals..........................................  $8,374,139        $4,073,292           $4,300,847
                                                  ==========        ==========           ==========

------------------------

(1) Contract amounts for certain of the above contracts have been adjusted to reflect change orders for enhancements or additional functionality.

(2) The Company expects that substantially all of its backlog at December 31, 1999 will be realized by the end of 2000. There can be no assurance, however, that the Company will ultimately realize all of these revenues from such contracts. See Note 9 to Financial Statements regarding concentration of revenue.

EMPLOYEES

    The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified technical and project management personnel. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

    As of December 31, 1999, the Company had approximately 103 employees. None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are excellent.

ITEM 2. PROPERTIES.

    The Company's principal offices are located in Warwick, Rhode Island, approximately 12 miles from Providence. The Company leases approximately 9,500 square feet of office space at this location under a lease with an average annual cost including utilities of approximately $186,000 that expires on October 31, 2000. The Company also leases 3,600 square feet in Augusta, Maine to support project activities. This lease expires June 30, 2000. The Company believes that these offices are adequate for its current and near term needs.

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

    In June 1996, the Company announced a new subcontract agreement with Complete Business Solutions, Inc. ("CBSI") to expand CBSI's role in the Hawaii CSE contract. CBSI, at the request of Hawaii, was contracted to lead a detailed review of the current system under development. Hawaii, in turn, agreed to pay CBSI $1.2 million from the Company's remaining contract budget when various milestones were achieved. The Company had a significant role in the detailed review and had hoped that its results would facilitate the resolution of open contractual scope issues.

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

    On November 12, 1996, the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii (the "Court") against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation"). Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child support enforcement system. The suit alleged that the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State sought an unspecified amount for general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court might deem just and proper.

    The Company denied the State's allegation and, on January 23, 1997, filed a counter claim against the State alleging that the State had breached the contract. The Company sought $70 million in damages and alleged that the State fraudulently induced the Company into designing and building a system having capabilities and features far beyond the scope of the Company's contract. The fraudulent inducement was in the form of withholding payments, improper rejection of work that satisfied the requirements of the contract and verbal and written abuse of the Company's employees and management.

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

    On December 13, 1996, CBSI filed a lawsuit in the Superior Court of the State of Rhode Island seeking $517,503, which the Company had previously accrued, plus interest costs and attorney's fees. The Company disputed the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997, alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information and proprietary intellectual property inappropriately. Also, the Company alleged that CBSI owed the Company $482,750 as of December 31, 1996, for which the Company did not establish a reserve for uncollectibility.

    On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS had been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company made against CBSI in this TPC were substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996, lawsuit brought against the Company in Rhode Island. The Company alleged that MAXIMUS was liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company, and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint sought
$70 million in damages.

    Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. It recorded an adjustment of $1.8 million in the fourth quarter of 1996 to reverse revenue of $1 million, $400 thousand and $400 thousand recorded previously in the first, second and third quarters, respectively. In addition, the Company expensed $1.96 million of costs incurred related to the Hawaii contract in 1996.

    On May 11, 1999, the Company reached a settlement agreement with both the State and CBSI, which was approved by the Court on July 22, 1999. All claims of the Company, the State and CBSI were dismissed, except the Company's claims against MAXIMUS. Per the settlement, the Company agreed to pay the State
$1 million over four years as follows: June 1999--$250,000, June 2000-- $250,000, June 2001--$250,000, June 2002--$125,000 and June 2003--$125,000. The
first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. CBSI agreed to pay the Company $300,000 immediately, which the Company has received. No party to these settlement agreements admitted any wrongdoing.

    To facilitate the settlement, Lockheed agreed to modify certain aspects of a promissory note issued to it by the Company in 1997. Lockheed agreed to extend the note's maturity several years, to reschedule favorably certain principal payments and to reduce the interest rate on the remaining principal, which is $642,000 as of December 31, 1999.

    On October 29, 1999, the Company and MAXIMUS entered into a settlement agreement whereby the Company released MAXIMUS from all claims and potential claims in relation to the Hawaii contract and vice versa in exchange for a payment to the Company of $50,000, which the Company received in November 1999.

    As of December 31, 1999, the Company was not involved in any material litigation.

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

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................   $6.25      $3.25
Second Quarter..............................................    6.50       3.38
Third Quarter...............................................    6.75       3.50
Fourth Quarter..............................................    5.19       3.13

1998
First Quarter...............................................   $5.38      $2.75
Second Quarter..............................................    6.00       3.38
Third Quarter...............................................    9.75       3.19
Fourth Quarter..............................................    5.25       2.94

    As of December 31, 1999, there were 294 holders of record of the Common Stock, representing approximately 378 beneficial owners. The last reported sale price for the Common Stock, as reported on The NASDAQ SmallCap Market on February 28, 2000, was $3.50 per share.

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

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in or incorporated by reference in this Form 10-K. The selected financial data for each of the five years in the period ended December 31, 1999, are derived from the Company's audited financial statements.

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Contract revenue earned.......  $10,225,676   $10,399,979   $11,460,437   $ 7,344,380   $20,985,012
Cost of revenue earned........    6,178,286     6,418,678     8,620,097     7,359,649    19,299,944
                                -----------   -----------   -----------   -----------   -----------
Gross profit (loss)...........    4,047,390     3,981,301     2,840,340       (15,269)    1,685,068
Selling, general and
  administrative expense......    2,920,352     2,260,418     2,071,294     2,240,073     4,369,260
Research & development
  expense.....................           --            --            --            --       185,235
Restructuring expense.........           --            --            --      (119,436)      537,221
Litigation settlement.........    3,126,665
Income (loss) from
  operations..................   (1,999,627)    1,720,883       769,046    (2,135,906)   (3,406,648)
Income (loss) before income
  taxes.......................   (2,064,615)    1,674,006       534,950    (2,533,368)   (3,792,521)
Net income (loss).............   (1,221,615)    1,061,006       406,950    (1,758,345)   (2,427,440)
Net income (loss) per share
  Basic.......................        (1.96)         0.96          0.25         (2.71)        (3.68)
  Diluted.....................        (1.96)         0.96          0.25         (2.71)        (3.68)
Shares used in computing net
  income (loss) per share
  Basic.......................      787,638       758,547       729,927       719,317       709,841
  Diluted.....................      787,638       758,547       729,927       719,317       709,841

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                      1999         1998         1997         1996          1995
                                   ----------   ----------   ----------   -----------   -----------
BALANCE SHEET DATA:
Working capital..................  $2,853,369   $1,416,200   $   22,117   $(1,073,671)  $(2,075,339)
Hawaii contract receivables*.....          --    3,459,382    3,459,382     3,571,824     5,711,022
Total assets.....................   6,160,188    8,700,782    9,292,103     8,273,564    14,945,273
Long-term obligations............   1,317,875    1,566,590    1,422,725       235,479       254,393
Total stockholders' equity.......   2,330,945    3,808,883    2,955,420     2,748,777     4,644,494

    * See Notes 10 and 11 in the notes to the financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events that could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, litigation, labor market changes, technology changes and regulatory and state funding changes could cause results to differ materially from any that may be expected. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

GENERAL

    The Company was incorporated in 1976 as National E-F-T, Inc. Initially the Company provided consulting services with respect to electronic funds transfer and electronic data interchange systems. In 1983 the Company changed its name to Network Solutions, Inc. and on February 1, 1994 to Network Six, Inc. By 1983, the Company had changed its focus to that of a regional provider of systems development and contract computer programming services. Since 1988, the Company has focused its efforts on providing its services to state government health and human services agencies. Commencing in 1998, the Company began targeting its marketing efforts at other state government agencies, as well as non-profit organizations and the private commercial sector.

    In January 1999, the Company announced that the State of Rhode Island, Department of Administration, had increased its contract with the Company for an additional $2.5 million to enhance the State's InRHODES computer system. This brought the total value of the Company's support contract with the State of Rhode Island for InRHODES-related work to $5.3 million.

    In February 1999, the Company announced that Dr. Samara H. Navarro, formerly Deputy Commissioner, Department of Children and Families, State of Florida, joined the Company as Vice President of Governmental Services.

    In April 1999, the Company announced that Peter C. Wallace, formerly an executive with ITT World Directories, joined the Board of Directors. The Company concurrently announced that Clifton C. Dutton, a Director of the Company since 1997, had resigned.

    In June 1999, the Company announced that the State of Rhode Island, Department of Administration, had awarded a contract to the Company valued at approximately $5.25 million to support the State's InRHODES computer system, used by the Department of Human Services and the Division of Taxation--Child Support Enforcement. The State of Rhode Island has the option to renew the contract for up to three additional years.

    In July 1999, the Company announced that the State of Maine extended the support contract for Maine's MACWIS child welfare system for another year commencing July 1, 1999. The value of the contract, including enhancements to the system, is approximately $2.6 million.

    In November 1999, the Company announced a new one-year revolving line of credit agreement with Fleet National Bank of Providence, RI. The $1 million credit facility replaced the Company's existing credit facility with a New Jersey based finance company and includes revolving loan financing and standby letters of credit.

    In November 1999, the Company announced it had been tentatively selected by the Director of Administration, State of Rhode Island, to maintain the Rhode Island Children's Information System for the Department of Children, Youth and Families (DCYF). The value of the one-year contract, which was subsequently signed and began in February 1, 2000, is approximately $1.5 million. The State has the option to extend the contract for up to two additional years at similar levels of support and price.

    In December 1999, the Company announced the appointment of James J. Ferry as Vice President of Finance and Administration, Chief Financial Officer and Treasurer. Mr. Ferry has over 20 years of financial management experience in both the electronics and automotive industries.

    In March 2000, the Company announced that three non-employee Directors of the Board resigned. The three, Ralph Cote, Nicolas Supron and Peter Wallace, all cited personal reasons as well as philosophical differences with the Company's Chairman, President and CEO, Kenneth C. Kirsch. None of them expressed any objection to any action of the Company or the Board.

    In March 2000, the Company announced that Donna J. Guido, Vice President of Information Systems for the Company, and Henry N. Huta, President/CEO of BIW Tamaqua Cables were elected to the Board of Directors.

    In March 2000, Edward J. Braks, Chief Financial Officer and Chair of the Management Committee of Paul Arpin Van Lines was elected to the Board of Directors.

YEAR 2000 DISCLOSURE

    The "Year 2000 Issue" is the result of the use of two digits instead of four to define the applicable year. The Company has completed its Year 2000 program by testing and upgrading (when necessary) all software and hardware. At the time of filing of this 10-K, the Company has not experienced, or anticipates experiencing, any significant problems internally or externally to its operations. Although the Company believes it has completed this upgrade program successfully, there can be no assurance that this program will continue to be successful in remediating the impact of the "Year 2000 Issue".

RESULTS OF OPERATIONS

    The following table sets forth for the years indicated, information derived from the Company's Financial Statements expressed as a percentage of the Company's contract revenue earned:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Contract revenue earned................................   100.0%     100.0%     100.0%
Cost of revenue earned.................................    60.4%      61.7%      75.2%
Gross profit...........................................    39.6%      38.3%      24.8%
Selling and administrative expenses....................    28.6%      21.7%      18.1%
Income before income taxes.............................   -20.2%      16.1%       4.7%
Net income (loss)......................................   -11.9%      10.2%       3.6%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Contract revenue earned decreased $174,303, or 2%, from $10,399,979 in the year ended December 31, 1998 to $10,225,676 in the year ended December 31, 1999. This was primarily due to the completion of the installation of the Maine Automated Child Welfare Information System ("MACWIS"), lower maintenance and support services at MIM Corporation, and the completion of a contract with GTECH Corporation. This decrease was offset by increased revenues from the installation of a web-based application and related work in support of a "Performance Based Transcript" system for a local university.

    Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, decreased $240,392, or 4%, from $6,418,678 in 1998 to $6,178,286 in 1999. This was primarily due to a lower reliance on subcontractor labor, which is generally at a higher cost than the Company's internal staff.

    Gross profit increased $66,089 from $3,981,301 in 1998 to $4,047,390 in
1999. Gross profit, as a percentage of revenue, was 38% for 1998 and 40% for 1999. This was primarily because of the Company's improved margins on the Maine MACWIS support project compared to the initial Maine MACWIS development and implementation project which included substantial subcontract labor.

    Selling, general and administrative expenses increased $659,934, or 29%, from $2,260,418 in 1998 to $2,920,352 in 1999 primarily due to an increase in marketing and business development staff and related activities in an effort to increase the revenue of the Company. On a percentage of contract revenue earned, SG&A expenses increased from 22% in 1998 to 29% in 1999.

    Interest expense increased $28,451, or 23%, from $125,314 in 1998 to $153,765 in 1999 due to the imputed interest on the note payable to the State of Hawaii. See Item 3--Legal Proceedings.

    Income before income taxes decreased $3,738,621 from $1,674,006 in 1998 to a loss of 2,064,615 in 1999 primarily due to settlement of the Company's Hawaii related litigation. See Item 3--Legal Proceedings. The effect of the litigation settlements consists of (1) the write-off of Hawaii related receivables, work in process and liabilities of $2,607,708, (2) the present value of the $1,000,000 payment due to Hawaii of $868,957, (3) the receipt of a $300,000 payment from CBSI and (4) a $50,000 payment from MAXIMUS is $3,126,665. See Item 3--Legal Proceedings and Notes 10 and 11 in Notes to Financial Statements.

    As a result of the foregoing, loss before income taxes was $2,064,615 in 1999, a decrease of $3,738,621 from income before taxes of $1,674,006 in 1998.

    Net income decreased $2,282,621 in 1999 from $1,061,006 in 1998 to a net loss of $1,221,615, primarily due to increased selling, general and administrative expenses and the effect of settling the litigation with the State of Hawaii and other parties.

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

LIQUIDITY AND CAPITAL RESOURCES

    In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some customers, the Company has, in the past, entered into joint ventures with other firms with greater financial resources when bidding for contracts. The Company expects to continue and expand this practice prospectively as well as to pursue more time and material contracts than it has historically pursued. Time and materials contracts generally do not require performance bonds and almost always involve less risk to meet customer requirements.

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

    The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $1,584,094, $1,066,014 and $1,854,052 in the years ended December 31, 1999, 1998, and 1997 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

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

    The BDC and SBLFC notes contain restrictive covenants, which require, among other things, a minimum cash flow to debt service coverage ratio. As of December 31, 1999, the Company was not in compliance with such covenant. The Company has obtained a waiver relating to this default as it pertains to the 1999 financial statements.

    On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On December 31, 1999, the revolving line of credit had an outstanding balance of zero.

    The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 2000. The Company believes that inflation has not had a material impact on its results of operations to date.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    There are no recently issued financial accounting standards that impact the Company's financial statements.

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

    YEAR 2000 CLIENT CONSIDERATIONS

    The Company's contracts, including year 2000 projects, often involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to measure. There can be no assurance that despite the Company's attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, these attempts will be successful. The Company's inability to meet a client's expectations in the delivery of its services could result in a material adverse effect to the client's operations and, therefore, could potentially give rise to claims against the Company or damage the Company's reputation, detrimentally affecting its business, operating results and financial condition. The Company believes that it has successfully completed all client year 2000 projects and as of the date of this filing is not aware of any issues relating year 2000 projects undertaken by the Company on behalf of clients.

    LONG-TERM CONTRACT CONCERNS

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

    The information required by Item 8 is contained on pages F-2 to F-23 of this report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The Company currently intends to include the information required by Item 10 in the Company's 2000 Annual Meeting Proxy Statement ("2000 Proxy Statement") and such proxy statement is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

    The Company currently intends to include the information required by Item 11 in the Company's 2000 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Company currently intends to include information required by Item 12 in the Company's 2000 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company currently intends to include information required by Item 13 in the Company's 2000 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) (1) List of Financial Statements.

    The following financial statements and notes thereto of the Company and Independent Auditors' Report thereon are included on pages F-2 to F-22 of this report:

       Independent Auditors' Report of Sansiveri, Kimball & McNamee L.L.P.

       Balance Sheets as of December 31, 1999 and 1998

       Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

       Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

       Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

       Notes to Financial Statements

(2) LIST OF FINANCIAL STATEMENT SCHEDULES.

    All schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

(3) LIST OF EXHIBITS.

       EXHIBIT
       NUMBER                                     EXHIBIT
       -------          ------------------------------------------------------------
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

         10.7 Non-employee Director Stock Option Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended December 31, 1996)

         10.8           Contract dated April, 1997 between the Company and the State of Maine re: Automated child welfare system (incorporated by reference from the Company's Form 10-K, exhibit 10.18, for the fiscal year ended December 31, 1997)

         10.9           Agreement dated December 29, 1997 between the Company and
                        Lockheed Martin IMS re: note payable (incorporated by reference from the Company's Form 10-K, exhibit 10.19, for the fiscal year ending December 31, 1997)

        10.10           Credit Agreement dated September 23, 1998 between the
                        Company and Small Business Loan Fund Corporation, a subsidiary of the Rhode Island Economic Development
                        Corporation (incorporated by reference from the Company's
                        Form 10-K, exhibit 10.16, for the fiscal year ending
                        December 31, 1998)

        10.11           Credit Agreement dated September 23, 1998 between the
                        Company and Business Development Corporation of Rhode Island
                        (incorporated by reference from the Company's Form 10-K,
                        exhibit 10.17, for the fiscal year ending December 31, 1998)

        10.12           Employment Agreement between the Company and Mr. Kenneth C.
                        Kirsch dated January 1, 1999

        10.13           Contract dated April 28, 1999 between then Company and
                        Complete Business Solutions, Inc. ("CBSI") dismissing all outstanding claims between the Company and CBSI

       EXHIBIT
       NUMBER                                     EXHIBIT
       -------          ------------------------------------------------------------
        10.14           Contract dated May 1, 1999 between the Company and the State of Hawaii dismissing all outstanding claims between the
                        Company and the State of Hawaii

        10.15           Contract dated July 1, 1999 between the Company and the
                        State of Rhode Island Department of Human Services re:
                        support services

        10.16 Loan Agreement dated November 15, 1999 between the Company and Fleet National Bank

         22.1 List of Subsidiaries (incorporated by reference from the Company's Form 10, File No. 0-21038)

(b) REPORTS ON FORM 8-K.

    A current report on Form 8-K, dated December 2, 1999 was filed by the Company and included a press release dated December 1, 1999 announcing the appointment of James J. Ferry as Vice President of Finance and Administration, Chief Financial Officer and Treasurer.

    A current report on Form 8-K, dated November 30, 1999 was filed by the Company and included the press release dated November 30, 1999 announcing a tentative $1.5 million contract award to the Company by the State of Rhode Island to maintain the Rhode Island Children's Information System (RICHST) for the Department of Children, Youth and Families.

    A current report on Form 8-K, dated November 23, 1999 was filed by the Company and included a press release dated November 22, 1999 announcing a new line of credit agreement with Fleet National Bank of Providence, Rhode Island. The $1 million credit facility replaced the Company's credit facility with a New Jersey based finance company.

    A current report on Form 8-K, dated October 29, 1999 was filed by the Company and included the press release dated October 29, 1999, announcing the Company's results for the quarter ended September 30, 1999. A Statement of Operations (without notes) for the quarters ended September 30, 1999 and, 1998 was included with the filing. A balance sheet as of September 30, 1999 and December 31, 1998 was also included with the filing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 29th day of March 2000.

                                                       NETWORK SIX, INC.

                                                       BY:  /S/ KENNETH C. KIRSCH
                                                            -----------------------------------------
                                                            Kenneth C. Kirsch
                                                            President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                                                       Chairman of the Board,
                /s/ KENNETH C. KIRSCH                    President, and Chief
     -------------------------------------------         Executive Officer (Principal    March 29, 2000
                  Kenneth C. Kirsch                      Executive Officer)

                                                       Vice President of Finance and
                                                         Administration, Chief
                 /s/ JAMES J. FERRY                      Financial Officer, and
     -------------------------------------------         Treasurer (Principal            March 29, 2000
                   James J. Ferry                        Financial and Accounting
                                                         Officer)

                  /s/ HENRY N. HUTA                    Director
     -------------------------------------------                                         March 29, 2000
                    Henry N. Huta

                 /s/ DONNA J. GUIDO                    Director
     -------------------------------------------                                         March 29, 2000
                   Donna J. Guido

                 /s/ EDWARD J. BRAKS                   Director
     -------------------------------------------                                         March 29, 2000
                   Edward J. Braks

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
Independent Auditors' Report of Sansiveri, Kimball & McNamee
  L.L.P.....................................................     F-2
Balance Sheets as of December 31, 1999 and 1998.............   F-3-4
Statements of Operations for the Years Ended December 31,
  1999, 1998, and 1997......................................     F-5
Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998, and 1997.........................     F-6
Statements of Cash Flows for the Years Ended December 31,
  1999, 1998, and 1997......................................   F-7-8
Notes to Financial Statements...............................     F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Network Six, Inc.:

    We have audited the accompanying balance sheet of Network Six, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Network Six, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Sansiveri, Kimball & McNamee, L.L.P.
/s/ Sansiveri, Kimball & McNamee, L.L.P.
Providence, Rhode Island
February 29, 2000

                               NETWORK SIX, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $2,453,935   $1,442,035
  Contract receivables, less allowance for doubtful accounts
    of $49,000 in 1999 and $69,000 in 1998 (Note 2).........   1,561,255    1,966,788
  Costs and estimated earnings in excess of billings on
    contracts (Note 3)......................................     759,891    1,220,253
  Refundable taxes on income (Note 6).......................     150,640           --
  Deferred taxes (Note 6)...................................     287,083           --
  Other assets..............................................     151,933      112,433
                                                              ----------   ----------
    Total current assets....................................   5,364,737    4,741,509
                                                              ----------   ----------
Property and equipment (Note 5):
  Computers and equipment...................................     590,124      590,527
  Furniture and fixtures....................................     162,606      163,532
  Leasehold improvements....................................      20,191       20,191
                                                              ----------   ----------
                                                                 772,921      774,250
Less accumulated depreciation and amortization..............     578,015      602,033
                                                              ----------   ----------
    Property and equipment, net.............................     194,906      172,217
  Deferred taxes (Note 6)...................................     513,795       37,097
  Contract receivables and costs in excess of billings on
    Hawaii contract (Notes 3, 10 and 11)....................          --    3,459,382
  Other assets..............................................      86,750      290,577
                                                              ----------   ----------
  Total assets..............................................  $6,160,188   $8,700,782
                                                              ==========   ==========

                               NETWORK SIX, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installment of obligations under capital leases
    (Note 5)................................................  $    8,132   $   89,483
  Current portion of long-term debt (Note 4)
    Vendors.................................................     100,000      200,000
    Others..................................................     349,141       91,997
  Accounts payable..........................................     202,195       58,456
  Accrued salaries and benefits.............................     508,193      579,320
  Accrued subcontractor expense.............................      12,843       24,950
  Other accrued expenses....................................      86,938      320,982
  Billings in excess of costs and estimated earnings on
    contracts (Note 3)......................................     124,458      341,572
  Income taxes payable (Note 6).............................          --      780,066
  Deferred taxes (Note 6)...................................          --       42,491
  Preferred stock dividends payable (Note 7)................   1,119,468      795,992
                                                              ----------   ----------
    Total current liabilities...............................   2,511,368    3,325,309
                                                              ----------   ----------
Obligations under capital leases, excluding current
  installments (Note 5).....................................          --       38,090
Long-term debt, less current portion (Note 4)
    Vendors.................................................     542,239      542,239
    Others..................................................     775,636      409,778
  Hawaii Payable (Notes 10 and 11)..........................          --      576,483
                                                              ----------   ----------
    Total Liabilities.......................................   3,829,243    4,891,899
                                                              ----------   ----------
Commitments (Notes 5, 8 and 10)
Other information (Note 9)
Stockholders' equity (Note 7):
  Series A convertible preferred stock, $3.50 par value.
    Authorized 857,142.85 shares; issued and outstanding
    714,285.71 shares in 1999 and 1998; liquidation of $3.50
    per share plus unpaid and accumulated dividends.........   2,235,674    2,235,674
  Common stock, $.10 par value. Authorized 4,000,000 shares;
    issued and outstanding 794,306 shares in 1999 and
    764,663 in 1998.........................................      79,430       76,466
Additional paid-in capital..................................   1,888,652    1,796,284
Treasury stock, recorded at cost, 8,081 shares at December
  31, 1999..................................................     (28,179)          --
Retained earnings (accumulated deficit).....................  (1,844,632)    (299,541)
                                                              ----------   ----------
    Total stockholders' equity..............................   2,330,945    3,808,883
                                                              ----------   ----------
    Total Liabilities and Stockholders' Equity..............  $6,160,188   $8,700,782
                                                              ==========   ==========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Contract revenue earned (Note 9)......................  $10,225,676   $10,399,979   $11,460,437
Cost of revenue earned................................    6,178,286     6,418,678     8,620,097
                                                        -----------   -----------   -----------
  Gross profit........................................    4,047,390     3,981,301     2,840,340

Selling, general and administrative expenses..........    2,920,352     2,260,418     2,071,294
Litigation settlement (Note 11).......................    3,126,665            --            --
                                                        -----------   -----------   -----------
Income (loss) from operations.........................   (1,999,627)    1,720,883       769,046

Other deductions (income):
  Interest expense....................................      153,765       125,314       266,030
  Interest earned.....................................      (88,777)      (78,437)      (31,934)
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................   (2,064,615)    1,674,006       534,950

Income taxes (Note 6).................................     (843,000)      613,000       128,000
                                                        -----------   -----------   -----------

Net income (loss).....................................  $(1,221,615)  $ 1,061,006   $   406,950
                                                        ===========   ===========   ===========

Net income (loss) per share:
Basic.................................................  $     (1.96)  $      0.96   $      0.25
                                                        ===========   ===========   ===========
Diluted...............................................  $     (1.96)  $      0.96   $      0.25
                                                        ===========   ===========   ===========

Shares used in computing net income (loss) per share:
Basic.................................................      787,638       758,547       729,927
                                                        ===========   ===========   ===========
Diluted...............................................      787,638       758,547       729,927
                                                        ===========   ===========   ===========
Preferred dividends declared..........................  $   323,476   $   335,925   $   225,307
                                                        ===========   ===========   ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     SERIES A                               RETAINED
                                                    CONVERTIBLE              ADDITIONAL     EARNINGS                    TOTAL
                                                     PREFERRED     COMMON     PAID-IN     (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                                       STOCK       STOCK      CAPITAL       DEFICIT)      STOCK        EQUITY
                                                    -----------   --------   ----------   ------------   --------   -------------
Balance at December 31, 1996......................  $2,235,674    $72,119    $1,653,296   $(1,206,265)   $(6,047)    $2,748,777

Net Income........................................                                            406,950                   406,950
Dividends declared on preferred stock 7.5%/share
  (Q1-Q3); 13.5% (Q4).............................                                           (225,307)                 (225,307)
Sale of 4,998 treasury shares.....................                                                         6,047          6,047
Sale of 13,102 shares of common stock.............                  1,310       17,643                                   18,954
                                                    ----------    -------    ----------   -----------    --------    ----------
Balance at December 31, 1997......................   2,235,674     73,429    1,670,939     (1,024,622)        --      2,955,421

Net Income........................................                                          1,061,006                 1,061,006
Dividends declared on preferred stock
  13.5%/share.....................................                                           (335,925)                 (335,925)
Shares issued in connection with exercise of
  options 6,275 shares............................                    628       12,223                                   12,851
Sale of 24,094 shares of common stock.............                  2,409       76,316                                   78,725
Warrants issued with term loan....................                              36,806                                   36,806
                                                    ----------    -------    ----------   -----------    --------    ----------
Balance at December 31, 1998......................   2,235,674     76,466    1,796,284       (299,541)                3,808,883

Net Income (loss).................................                                         (1,221,615)               (1,221,615)
Dividends declared on preferred stock
  13.5%/share.....................................                                           (323,476)                 (323,476)
Shares Issued in connection with exercise of
  options 14,200 shares...........................                  1,420       35,036                                   36,456
Purchase of 8,081 treasury shares.................                                                       (28,179)       (28,179)
Sale of 15,443 shares of common stock.............                  1,544       57,332                                   58,876
                                                    ----------    -------    ----------   -----------    --------    ----------
Balance at December 31, 1999......................  $2,235,674    $79,430    $1,888,652   $(1,844,632)   $(28,179)   $2,330,945
                                                    ==========    =======    ==========   ===========    ========    ==========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Net income (loss)......................................  ($1,221,615)  $ 1,061,006   $   406,950
Adjustments to reconcile net income (loss) to net cash
  Provided by operating activities:
    Depreciation and amortization......................       74,237        47,415        82,010
    Litigation settlement, excluding cash received.....    3,476,665            --            --
    Provision for doubtful accounts....................       97,760        19,175       (47,856)
    Loss on sale/disposal of fixed assets..............        3,976         6,518         9,023
    Provision (credit) for deferred taxes..............     (806,272)     (149,000)       75,000
    Accrued financing fee..............................           --        20,000            --
    Forgiveness of note payable to vendor..............           --       (50,036)           --
    Changes in operating assets and liabilities:
    Contract receivables...............................      307,773        25,416      (434,765)
    Cost and estimated earnings in excess of billings
      on contracts.....................................      460,362       168,262       476,423
    Income taxes receivable............................     (150,640)           --       516,046
    Other current assets...............................      (39,500)      131,824       (85,281)
    Other noncurrent assets............................      334,870       181,548      (261,785)
    Long term amounts due from Hawaii..................           --            --       112,442
    Accounts payable...................................      143,739      (129,921)   (1,543,955)
    Accrued salaries and benefits......................      (71,127)      130,187       (21,634)
    Accrued subcontractor exp..........................      (12,107)   (1,327,443)    1,330,149
    Other notes payable................................           --            --       698,593
    Hawaii payable.....................................           --            --       576,483
    Other accrued expenses.............................      (16,847)      (21,483)     (165,729)
     Accrued restructuring.............................           --            --        (5,383)
    Billings in excess of costs and estimated earnings
      on contracts.....................................     (217,114)      185,818       123,983
    Income taxes payable...............................     (780,066)      766,728        13,338
                                                         -----------   -----------   -----------
      Net cash provided by operating activities........  $ 1,584,094   $ 1,066,014   $ 1,854,052
                                                         -----------   -----------   -----------

                               NETWORK SIX, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures.................................  ($  101,925)  ($  156,299)  ($   21,552)
  Proceeds from the sale of assets.....................        1,023            --         1,948
                                                         -----------   -----------   -----------
      Net cash used by investing activities............     (100,902)     (156,299)      (19,604)
                                                         -----------   -----------   -----------
Cash flows from financing activities:
  Principal payments on capital lease obligations......      (61,447)      (59,120)      (54,745)
  Net proceeds (payments) from note payable to bank....           --    (1,160,000)     (640,000)
  Proceeds from long-term debt.........................           --       500,000            --
  Payments on long-term debt...........................     (476,998)     (132,060)           --
  Proceeds from issuance of common stock...............       95,332        91,576        18,593
  Proceeds from sales (purchases) of treasury stock....      (28,179)           --         6,047
                                                         -----------   -----------   -----------
    Net cash provided (used) in financing activities...     (471,292)     (759,604)     (670,105)
                                                         -----------   -----------   -----------
  Net increase in cash and cash equivalents............    1,011,900       150,111     1,164,343
  Cash and cash equivalents at beginning of year.......    1,442,035     1,291,924       127,581
                                                         -----------   -----------   -----------
  Cash and cash equivalents at end of year.............  $ 2,453,935   $ 1,442,035   $ 1,291,924
                                                         ===========   ===========   ===========
Supplemental cash flow information:
    Cash (received) paid during the year for:
      Income taxes (net)...............................  $   893,977   ($    4,788)  ($  467,781)
                                                         ===========   ===========   ===========
      Interest (net)...................................  $     7,939   $    89,030   $   222,376
                                                         ===========   ===========   ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    Network Six, Inc. (the "Company"), is a provider of software development and computer-related consulting services to government and industry. Founded in 1976, the Company focuses on providing its services to state government health and human services agencies. Currently, substantially all of its revenues are derived from contracts with such agencies. Services are provided under "time and materials" contracts and "fixed price" contracts. Under these contracts, which are generally awarded as a result of formal competitive-bidding processes, the Company provides a range of information technology services, consisting primarily of systems integration, system design, software development, hardware planning and procurement, and personnel training. More recently, the Company has expanded its customer base to include private sector, non-profit and other organizations.

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

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    (C) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include investments with an original maturity of approximately three months or less.

    (D) OTHER ASSETS

    Other assets consist of employee receivables, lease receivables, sales tax refund receivable, prepaid insurance, and security deposits.

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

    The estimated useful lives of property and equipment and leasehold improvements are:

Leasehold improvements......................................  30 months
Computers and equipment.....................................  3 years
Furniture and fixtures......................................  5 years

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

    (G) NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing net income
(loss), after deducting dividends on Series A convertible preferred stock by the weighted average number of common shares, and in the case of diluted earnings per share assuming the conversion of the convertible preferred stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants. For 1999, 1998 and 1997, the stock purchase warrants, options, and convertible preferred stock and related dividends declared have not been included in the computation of net income or loss per share, since the effect would be anti-dilutive. Therefore the numerator of the basic and diluted earnings per share calculations were the same, as was the denominator.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    (H) COSTS OF MODIFYING SOFTWARE

    The costs of modifying the Company's software for year 2000 compliance were charged to expense as incurred.

    (I) COSTS OF FAILURE TO BE YEAR 2000 COMPLIANT

    Any losses that may result if the Company, its suppliers, subcontractors, or customers fail to correct Year 2000 deficiencies are recorded as they are incurred.

    (J) FINANCIAL INSTRUMENTS

    Financial Instruments consist of cash, certificates of deposit, contract accounts receivable, leases receivable, accounts payable, lease obligations, and notes payable. The carrying value of these financial instruments approximates their fair value.

    (K) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts on contract receivables. Actual results could differ from those estimates.

(2) CONTRACT RECEIVABLES

    Contract receivables at December 31 consist of:

                                                                 1999         1998
                                                              ----------   ----------
Time and materials and completed fixed price contracts......  $1,012,540   $  816,338
Fixed price contracts in progress...........................     597,890    1,219,625
                                                              ----------   ----------
                                                               1,610,430    2,035,963
  Less allowance for doubtful accounts......................      49,175       69,175
                                                              ----------   ----------
                                                              $1,561,255   $1,966,788
                                                              ==========   ==========

(3) COSTS AND ESTIMATED EARNINGS ON CONTRACTS

    Costs and estimated earnings on contracts at December 31 consist of:

                                                                 1999          1998
                                                              -----------   -----------
Beginning balance...........................................  $   878,681   $ 1,232,761
Costs incurred..............................................    6,178,286     6,418,678
Estimated Earnings..........................................    4,047,390     3,981,301
                                                              -----------   -----------
                                                               11,104,357    11,632,740
Less billings...............................................   10,468,924    10,754,059
                                                              -----------   -----------
                                                              $   635,433   $   878,681
                                                              ===========   ===========

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    Included in the accompanying balance sheets under the following captions:

                                                                1999         1998
                                                              ---------   ----------
Costs and estimated earnings in excess of billings on
  contracts.................................................  $ 759,891   $1,220,253
Billings in excess of costs and estimated earnings on
  contracts.................................................   (124,458)    (341,572)
                                                              ---------   ----------
                                                              $ 635,433   $  878,681
                                                              =========   ==========

    Costs and estimated earnings on contracts at December 31, 1999 and 1998 are expected to be billed and collected within one year.

(4) NOTES PAYABLE

    (A) SECURED NOTES

    On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company. The BDC was also issued five-year warrants to purchase 11,500 shares of the Company's common stock with a strike price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes model and is being amortized ratably over the exercise period. Such amount is included in other non-current assets on the accompanying balance sheet.

    The BDC and SBLFC notes contain restrictive covenants, which require among other things, a minimum cash flow to debt service coverage ratio. As of December 31, 1999, the Company was not in compliance with such covenant. The Company has obtained a waiver relating to this default as it pertains to the 1999 financial statements.

    On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On December 31, 1999, the revolving line of credit had an outstanding balance of zero.

    (B) UNSECURED NOTES

    On December 29, 1997, the Company restructured a $842,239 account payable with Unisys to a four year unsecured note payable. After Unisys filed a claim against the Company's Hawaii-related performance bond, the bonding company paid Unisys, and then Lockheed Martin IMS Corporation ("Lockheed") reimbursed the bonding company. Lockheed had guaranteed the Company's performance bond for the Hawaii contract. The note is payable to Lockheed carries an initial interest rate of five percent through 1998, and six percent from 1999 until December 29, 2004, with such interest to be paid monthly. Principal payments are to be made annually as follows: December 1998--$100,000, December 1999--$100,000,
December 2000--$100,000, December 2001--$100,000, December 2002--$100,000,
December 2003--$150,000, December 2004--$192,239. The note has a discount provision for early payment.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    On May 11, 1999, the Company entered into a Settlement and Mutual Release Agreement with the State of Hawaii to resolve the its long standing litigation. The Company agreed to pay the State $1 million over four years as follows:
June 1999--$250,000, June 2000--$250,000, June 2001--$250,000,
June 2002--$125,000 and June 2003--$125,000. The first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. As of December 31, 1999, the remaining principal was $750,000.

    Scheduled maturities of secured and unsecured long-term debt, including annual deferred fee, as of December 31, 1999 are as follows:

YEAR                                                              AMOUNT
----                                                           ------------
2000........................................................    $  449,141
2001........................................................       459,019
2002........................................................       339,379
2003........................................................       327,238
2004........................................................       192,239
                                                                ----------
                                                                $1,767,016
                                                                ==========

(5) LEASES

    The Company leases office space and equipment under several operating and capital leases expiring at various times through 2000. Rent expense including utilities for the years ended December 31, 1999, 1998 and 1997 was approximately $216,000, $192,000, and $186,000, respectively. Rental obligations as of December 31, 1999 for the remainder of the lease terms are as follows:

                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
2000                                                  $8,235           $171,369
                                                      ------           --------
Total lease payments............................       8,235           $171,369
                                                      ------           --------
Amount representing interest....................         102
                                                      ------
Net present value of payments...................       8,133
Less current portion............................       8,133
                                                      ------
Long term portion...............................          --
                                                      ======

    During 1995, the Company leased various computer equipment from its vendors, then in turn leased those assets to two of its customers. The Company's lease obligation is included above. The lease to the customers is accounted for as a sales type lease. Consequently, the Company recognized a gross profit of approximately $402, $2,200 and $5,300, respectively for 1999, 1998 and 1997. Over the life of these leases the Company will recognize approximately $107,000 of lease interest income. Approximately $5,100, $12,200 and $18,500 of lease interest income was recognized in 1999, 1998 and 1997, respectively, and is included in contract revenue in the statement of operations.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    Future minimum lease payments to be received are as follows:

2000........................................................  $13,103
2001........................................................    1,420
                                                              -------
                                                               14,523
Amount representing interest................................      114
                                                              -------
Net present value of payments...............................   14,409
Less current portion........................................   12,989
                                                              -------
Long term portion...........................................  $ 1,420
                                                              =======

(6) INCOME TAXES

    The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Current taxes:
  Federal...................................................         --   $ 599,000   $  36,000
  State.....................................................         --     163,000      17,000
                                                              ---------   ---------   ---------
Sub total...................................................         --     762,000      53,000
                                                              ---------   ---------   ---------
Deferred taxes:
  Federal...................................................   (666,000)   (119,000)     53,000
  State.....................................................   (177,000)    (30,000)     22,000
                                                              ---------   ---------   ---------
Sub total...................................................   (843,000)   (149,000)     75,000
                                                              ---------   ---------   ---------
Total.......................................................  $(843,000)  $ 613,000   $ 128,000
                                                              =========   =========   =========

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    Actual income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Computed "expected" tax expense (benefit)...................  $(701,969)  $ 569,162   $ 181,883
Increase in income tax expense (benefit) resulting from
  state and local taxes, net of federal income tax
  benefit...................................................   (115,618)     93,744      25,740
Change in beginning of the year balance of the valuation
  allowance for deferred tax asset, allocated to income tax
  expense...................................................         --     (50,000)    (84,000)
Other, net..................................................    (25,413)         94       4,377
                                                              ---------   ---------   ---------
Total income tax expense (benefit)..........................  $(843,000)  $ 613,000   $ 128,000
                                                              =========   =========   =========
Effective tax rate (%)......................................         41          37          24
                                                              =========   =========   =========

    Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                                1999       1998
                                                              --------   ---------
Deferred tax assets
  Accounts receivable, principally due to
    Allowance for doubtful accounts.........................  $ 19,508   $  27,396
  Deferred compensation.....................................    43,089      61,592
  Loss carryforward.........................................   429,497          --
  Property and equipment depreciation.......................     1,043      13,017
  Non-deductible loss on contract...........................        --      81,012
  Hawaii settlement.........................................   247,580          --
  Vacation expense..........................................    54,765      58,295
  Contingent liability......................................        --     202,030
  Stock bonus...............................................    20,146      31,580
  Loan facility fee.........................................     7,933       9,901
                                                              --------   ---------
    Total deferred tax assets...............................   823,561     484,823
Deferred tax liability
  Retainage, due to deferral for tax reporting..............    22,683     490,217
                                                              --------   ---------
    Net deferred tax asset (liability)......................  $800,878   ($  5,394)
                                                              ========   =========

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes their future taxable earnings will be sufficient to support the recognition of deferred tax assets.

    As of December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $1,080,000. Such loss carryforwards expire in 2019.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(7) STOCKHOLDERS' EQUITY

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

    Until September 30, 1997, the holders of preferred stock are entitled to receive dividends at the rate of 7.5% per share per annum payable quarterly in arrears commencing on December 31, 1992. Effective October 1, 1997, the dividend rate becomes the prime rate of interest as of the first business day following the end of the quarter, plus five (5) percent. The Company is required to pay such dividends before any dividends may be declared or paid for any of the common stock. In the event the Company shall be in arrears in whole or in part with respect to at least three quarterly dividend payments due to holders of preferred stock, such holders voting as a class are entitled to elect two members of the Board of Directors. Accrued and unpaid dividends as of December 31, 1999 were $1,119,468, which equals $1.57 per share of outstanding preferred stock.

    (B) COMMON STOCK WARRANTS

    Warrants to purchase 3,750 shares of the Company's common stock at an exercise price ranging from $12.00-$18.00 per share were authorized and issued April 14, 1995. At December 31, 1999 all of these warrants remain outstanding and are exercisable until April 14, 2000.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    Warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $16.00 per share were authorized and issued in 1993. At December 31, 1999 all of these warrants remain outstanding and are exercisable until November 23, 2003.

    Warrants to purchase 50,487 shares of the Company's common stock at an exercise price of $1.75 per share were authorized and issued in 1997 to the Company's principal lender at that time. On January 26, 1998, however, these warrants were returned to the Company, per the terms of the Loan agreement with the Company's principal lender.

    Warrants to purchase 11,500 shares of the Company's common stock at an exercise price of $4.50 per share were authorized and issued in 1998. At December 31, 1999 all of these warrants remain outstanding and are exercisable until September 20, 2003.

    (C) STOCK OPTION PLANS

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

                                                         1999          1998
                                                      -----------   ----------
Net income (loss):.....................  As Reported  $(1,221,615)  $1,061,006
                                         Pro Forma     (1,299,742)     904,264
Net income (loss)
per share:.............................  As Reported  $     (1.96)  $     0.96
                                         Pro Forma          (2.06)        0.75

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; no dividend yield; expected volatility of 81.9% and 85.2%; risk-free interest rate of 5.1% and 4.9%; and expected lives of five years. The weighted-average fair market value of options granted during 1999 and 1998 was $2.70 and $2.56, respectively.

    A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years on those dates is presented below:

                                                1999                  1998                  1997
                                              --------   WEIGHTED   --------   WEIGHTED   --------   WEIGHTED
                                                         AVERAGE               AVERAGE               AVERAGE
                                                         EXERCISE              EXERCISE              EXERCISE
                                               SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                              --------   --------   --------   --------   --------   --------
Outstanding at beginning of year............  252,440     $2.66     136,225    $   1.64     92,850    $1.71
Granted.....................................   53,000      3.93     131,410        3.65     71,600     1.58
Cancelled...................................       --        --          --          --         --       --
Exercised...................................  (14,200)     2.57      (6,275)       2.05         --       --
Forfeited...................................  (75,955)     3.80      (8,920)       2.59    (28,225)    1.71
                                              -------               -------               --------
Outstanding at end of year..................  215,285      2.57     252,440        2.66    136,225     1.64
                                              =======               =======               ========
Exercisable at year end.....................  113,379      2.04      80,750        1.88     46,392     1.82
                                              =======               =======               ========

    The following table summarizes information about the Company's stock options, considered compensation under SFAS 123, outstanding at December 31, 1999:

                                                                                              OPTIONS
                                                            OPTIONS OUTSTANDING             EXERCISABLE
                                                            -------------------             -----------
                                                         NUMBER          WEIGHTED AVG         NUMBER
                                                       OUTSTANDING        REMAINING         EXERCISABLE
EXERCISE PRICE                                       AT DEC 31, 1999   CONTRACTUAL LIFE   AT DEC 31, 1999
--------------                                       ---------------   ----------------   ---------------
$1.125.............................................       18,750              7.1              12,500
 1.500.............................................       29,700              6.9              29,700
 1.750.............................................       34,450              7.3              22,967
 2.000.............................................       21,125              6.9              21,125
 3.000.............................................       39,510              8.4              12,337
 3.125.............................................       18,750              8.1               6,250
 3.188.............................................        2,500              9.9                  --
 3.250.............................................        6,000              9.9                  --
 3.750.............................................        5,000              9.4               5,000
 3.813.............................................        4,000              9.0               1,000
 4.125.............................................       33,000              9.3                  --
 4.250.............................................        2,500              9.2               2,500
                                                         -------                              -------
                                                         215,285                              113,379
                                                         =======                              =======

    At December 31, 1999, 1998, and 1997, common shares reserved for issuance under the Company's Incentive Stock Option plan was 275,000, 275,000 and 200,000, respectively. At December 31, 1999, 1998 and 1997, common shares available under the Non-Employee Director Option Plan were 50,000, 50,000 and 25,000, respectively. Each director will be awarded 2,500 options, each year in January, for a maximum of 10,000 options per director.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(8) COMMITMENTS

    The Company has a profit sharing plan under which all full-time employees with at least one year of service with the Company are eligible to participate. The Board of Directors administers the profit sharing plan and establishes the formula for each year's distributions. Distributions for each calendar year are made in the following year to eligible employees who were employed for the full previous calendar year. There was no profit sharing plan expense for the years ended December 31, 1999, 1998 and 1997.

    The Company sponsors a 401(k) Plan Trust in which all employees are eligible to participate. Participants can contribute up to 15% of total compensation subject to the annual Internal Revenue Service dollar limitation. Effective January 1, 1999 the Company elected to match 50% of employee contributions, up to 3% of each employee's annual total compensation. Company matching contributions vest ratably over 5 years. The Company's matching contributions totaled approximately $64,000 for the year ended December 31, 1999.

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

(9) CONCENTRATION OF REVENUE

    During 1999, 1998 and 1997 the Company had the following sales from customers whose individual sales exceeded 10% of the Company's total sales:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Rhode Island DHS.........................  $5,617,033   $5,361,955   $4,222,923
Maine Dept of Human Services.............   2,111,323    2,651,893    5,721,103
MIM Corporation..........................     798,926    1,188,327           --
                                           ----------   ----------   ----------
                                           $8,527,282   $9,202,175   $9,944,026
                                           ==========   ==========   ==========

(10) LITIGATION

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

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

    In June 1996 the Company announced a new subcontract agreement with Complete Business Solutions, Inc. ("CBSI") to expand CBSI's role in the Hawaii CSE contract. CBSI, at the request of Hawaii, was contracted to lead a detailed review of the current system under development. Hawaii, in turn, agreed to pay CBSI $1.2 million from the Company's remaining contract budget when various milestones were achieved. The Company had a significant role in the detailed review and had hoped that its results would facilitate the resolution of open contractual scope issues.

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

    On November 12, 1996, the State of Hawaii filed a lawsuit in the Circuit Court of the First Circuit of the State of Hawaii (the "Court") against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to breach of contract (the "Hawaii litigation"). Aetna Casualty and Surety and Federal Insurance Company provided the $10.3 million performance bond on the Company's contract with the State of Hawaii to develop and install the State's child support enforcement system. The suit alleged that the Company failed to meet contractual deadlines, provided late, incomplete and/or unsuitable deliverables, materially breached the contract by never completing the design, the application programming, and the system test and systems implementation. The State sought an unspecified amount for general damages, consequential and special damages, liquidated damages, attorneys' fees, reimbursement for the cost of the suit and interest costs that the court might deem just and proper.

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

    On December 13, 1996, CBSI filed a lawsuit in the Superior Court of the State of Rhode Island for $517,503, which the Company had previously accrued, plus interest costs and attorney's fees. The Company disputed the $517,503 owed to CBSI and filed a counterclaim against CBSI on January 13, 1997, alleging, among other things, that CBSI failed to complete its duties required under the subcontract with the Company in a timely manner, improperly engaged in negotiations with the State of

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

Hawaii to complete the project, hired and attempted to hire employees of the Company in violation of its subcontract agreement with the Company and obtained and utilized confidential information and proprietary intellectual property inappropriately. Also, the Company alleged that CBSI owed the Company $482,750 as of December 31, 1996, for which the Company did not establish a reserve for uncollectibility.

    On February 3, 1997, the Company filed a third-party complaint ("TPC") as part of the Hawaii litigation against MAXIMUS Corporation ("MAXIMUS") and CBSI. MAXIMUS had been the State of Hawaii's contract supervisor and advisor since the inception of the Hawaii project. The allegations the Company made against CBSI in this TPC were substantially similar to the allegations made against CBSI in the Company's counterclaim to CBSI's December 13, 1996, lawsuit brought against the Company in Rhode Island. The Company alleged that MAXIMUS was liable to the Company on grounds that: (i) the Company was an intended third party beneficiary under the contract between MAXIMUS and Hawaii; (ii) MAXIMUS tortuously interfered in the contract between the Company and Hawaii; (iii) MAXIMUS negligently breached duties to the Company, and (iv) MAXIMUS aided and abetted Hawaii in Hawaii's breach of contract. The Company's complaint sought
$70 million in damages.

    Due to the significant uncertainty created by these events, the Company ceased recognition of revenue on the Hawaii contract in 1996. An adjustment of $1.8 million was recorded in the fourth quarter of 1996 to reverse revenue of $1 million, $400 thousand and $400 thousand recorded previously in the first, second and third quarters, respectively. In addition, the Company expensed $1.96 million of costs incurred related to the Hawaii contract in 1996.

    On May 11, 1999 the Company reached a settlement agreement with both the State and CBSI, which was approved by the court on July 22, 1999. All claims of the Company, the State and CBSI were dismissed, except the Company's claims against MAXIMUS. Per the settlement, the Company agreed to pay the State
$1 million over four years as follows: June 1999--$250,000, June 2000-- $250,000, June 2001--$250,000, June 2002--$125,000 and June 2003--$125,000. The
first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. CBSI agreed to pay the Company $300,000 immediately, which the Company has received. Neither party to these agreements admitted any wrongdoing. To facilitate the settlement, Lockheed agreed to modify certain aspects of a promissory note issued to it by the Company in 1997. Lockheed agreed to extend the note's maturity several years, to reschedule favorably certain principal payments and to reduce the interest rate on the remaining principal, which is $642,000 as of December 31, 1999.

    On October 29, 1999 the Company and MAXIMUS entered into a settlement agreement whereby the Company released MAXIMUS from all claims and potential claims in relation to the Hawaii contract and vice versa in exchange for a payment to the Company of $50,000, which the Company received in November 1999.

    As of December 31, 1999, the Company was not involved in any litigation.

                               NETWORK SIX, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

(11) LITIGATION SETTLEMENT

    On May 11, 1999 the Company announced it had entered into a settlement agreement with the State of Hawaii and Complete Business Solutions, Inc. ("CBSI"). See Note 10--Litigation. Prior to the settlement, the Company had assets related to the Hawaii project of $3.46 million and liabilities of $856,000. After tax considerations are taken into effect, the settlement will result in a reduction of net assets of $1.85 million. The effect of the settlement on net income for the twelve months ended December 31, 1999 was as follows:

Write off of contract receivables and costs in excess of
  billings on Hawaii contract...............................  $(3,459,382)
Present value of litigation settlement......................     (868,957)
Payment received from CBSI..................................      300,000
Payment received from MAXIMUS...............................       50,000
Hawaii payable..............................................      576,483
Capital leases, short and long term portion.................       57,994
Other accrued expenses......................................      217,197
                                                              -----------
  Decrease in income before income taxes....................   (3,126,665)
Income tax effect...........................................    1,281,933
                                                              -----------
  Decrease in net income....................................  $(1,844,732)
                                                              ===========

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of quarterly results from operations:

                                                                     QUARTER
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                ----------   ----------   ----------   ----------
1999:
Contract revenue earned.......................  $2,688,400   $2,550,370   $2,575,188   $2,411,718
Gross profit..................................   1,113,878      985,142      942,542    1,005,828
Net income (loss).............................     257,198   (1,712,238)     149,725       83,700
Earnings per share............................        0.23        (2.27)        0.09         0.00
Weight average shares outstanding.............     774,975      788,573      792,881      794,123

1998:
Contract revenue earned.......................  $2,221,618   $3,253,696   $2,662,603   $2,262,062
Gross profit..................................     774,962    1,095,167    1,127,215      983,957
Net income (loss).............................     140,465      309,798      298,136      312,607
Earnings (loss) per share.....................        0.08         0.30         0.28         0.30
Weight average shares outstanding.............     794,503      756,176      763,880      764,630