Form 10-Q
period 2000-03-31
NETWORK SIX INC
filed 2000-05-01
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    ---------
                                    FORM 10-Q
                                    ---------


(Mark  One)
[x] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to_________


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
                                              ----       -----

As of March 31, 2000 there were 796,184 shares of the registrant's Common Stock, $.10 par value, outstanding.


--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS


                                NETWORK SIX, INC.
                            CONDENSED BALANCE SHEETS

                                               Mar. 31, 2000    Dec. 31, 1999
ASSETS                                          (unaudited)
Current assets:                               ----------------  --------------
Cash                                                $2,549,072      $2,453,935
Contract receivables, less allowance for
   doubtful accounts of $49,000 at March 31,
   2000 and December 31, 1999                        1,100,813       1,561,255
Costs and estimated earnings in excess of
   billings on contracts                             1,189,628         759,891
Refundable taxes on income                             154,720         150,640
Deferred taxes                                         147,833         287,083
Other current assets                                   147,900         151,933
                                              ----------------  --------------
   Total current assets                              5,289,966       5,364,737


Property and equipment:
  Computers and equipment                              620,802         590,124
  Furniture and fixtures                               162,606         162,606
  Leasehold improvements                                20,191          20,191
                                              ----------------  --------------
                                                       803,599         772,921
Less: accum. depreciation and amortization             600,460         578,015
                                              ----------------  --------------
   Net property and equipment                          203,139         194,906

Deferred taxes                                         513,795         513,795
Other assets                                            64,933          86,750
                                              ----------------  --------------
                                                    $6,071,833      $6,160,188
                                              ================  ==============

                                                 Mar. 31, 2000     Dec. 31, 1999
                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY            ----------------  ---------------
Current liabilities:
  Current installment of obligations
     under capital leases                                    $0           $8,132
  Current portion of long-term debt:
    Vendors                                             100,000          100,000
    Others                                              350,317          349,141
  Accounts payable                                      110,722          202,195
  Accrued salaries and benefits                         342,739          508,193
  Accrued subcontractor expense                          59,833           12,843
  Other accrued expenses                                 79,775           86,938
  Billings in excess of costs and
     estimated earnings on contracts                     93,407          124,458
  Preferred stock dividends payable                   1,203,612        1,119,468
                                                ----------------  ---------------
    Total current liabilities                         2,340,405        2,511,368

Long-term debt, less current portion:
    Vendors                                             542,239          542,239
    Others                                              750,107          775,636
                                                ----------------  ---------------
     Total Liabilities                                3,632,751        3,829,243
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at March 31, 2000 and December 31,
    1999; liquidation of $3.50 per share
    plus unpaid and accumulated dividends             2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 796,184 shares
    at March 31, 2000 and 794,306 at
    December 31, 1999                                    79,618           79,430
Additional paid-in capital                            1,894,615        1,888,652
Treasury stock recorded at cost, 11,163 shares
    at March 31, 2000 and 8,081 shares at
    December 31, 1999                                   (42,434)         (28,179)
Retained earnings (accumulated deficit)              (1,728,391)      (1,844,632)
                                                ----------------  ---------------
     Total stockholders' equity                       2,439,082        2,330,945
                                                ----------------  ---------------
     Total Liabilities & Stockholders' Equity   $     6,071,833   $    6,160,188
                                                ================  ===============

                                NETWORK SIX, INC.
                          Condensed Statements of Income
                                   (Unaudited)


                                                  Three months     Three months
                                                  ended 3/31/00    ended 3/31/99
                                                 ---------------  ---------------
Contract revenue earned                              $2,856,038       $2,688,400
Cost of revenue earned                                1,783,529        1,574,522
                                                 ---------------  ---------------
   Gross profit                                       1,072,509        1,113,878

Selling, general & administrative expenses              730,822          661,920
                                                 ---------------  ---------------
   Income from operations                               341,687          451,958

Other deductions (income)
   Interest expense                                      37,386           29,956
   Interest earned                                      (35,334)         (13,927)
                                                 ---------------  ---------------
     Income before income taxes                         339,635          435,929

Income taxes                                            139,251          178,731
                                                 ---------------  ---------------
Net income                                             $200,384         $257,198
                                                 ===============  ===============
Net income per share:
Basic                                                      0.15             0.23
                                                 ===============  ===============
Diluted                                                    0.15             0.23
                                                 ===============  ===============
Shares used in computing net income per share:
Basic                                                   795,725          774,975
                                                 ===============  ===============
Diluted                                                 795,725          774,975
                                                 ===============  ===============
Preferred dividends declared                            $84,144          $78,596
                                                 ===============  ===============

                                         NETWORK SIX, INC.
                                 Condensed Statements of Cash Flow
                                            (Unaudited)


                                                                      Three months    Three months
                                                                         ended           ended
                                                                        3/31/00         3/31/99
                                                                     --------------  --------------
Net Income                                                             $   200,384   $     257,198
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                          22,445          16,032
     Loss on sale/disposal of fixed assets                                       -               8
     Changes in operating assets and liabilities:
     Contract receivables                                                  460,442         535,639
     Cost and estimated earnings
        in excess of billings on contracts                                (429,737)       (150,752)
     Refundable taxes on income                                             (4,080)
     Other current assets                                                    4,033         (17,932)
     Deferred taxes                                                        139,250
     Other assets                                                           21,817          13,357
     Accounts payable                                                      (91,473)         62,985
     Accrued salaries and benefits                                        (165,454)       (156,785)
     Accrued subcontractor exp.                                             46,990           2,430
     Other accrued expenses                                                 (7,163)        (24,746)
     Billings in excess of costs
        and estimated earnings on contracts                                (31,051)         16,299
     Income taxes payable                                                        -        (654,055)
        Net cash provided by (used in) operating activities                166,403        (100,322)

Cash flows from investing activities:
     Cash Proceeds from Sale/Disposal of Capital Assets                          -             350
     Capital expenditures                                                  (30,677)        (33,160)
        Net cash used in investing  activities                             (30,677)        (32,810)
                                                                     --------------  --------------

                                                                Three months    Three months
                                                                   ended           ended
                                                                  3/31/00         3/31/99
                                                               --------------  --------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                  (8,132)        (14,033)
     Payments on long term debt                                      (24,353)        (22,630)
     Net payments on note payable to bank                                  -               -
     Proceeds from issuance of common stock                            6,151          58,964
     Purchases of treasury stock                                     (14,255)
                                                               --------------  --------------
          Net cash provided by (used in) financing activities        (40,589)         22,301
                                                               --------------  --------------
    Net increase (decrease) in cash                                   95,137        (110,831)
    Cash at beginning of period                                    2,453,935       1,442,035
                                                               --------------  --------------
    Cash at end of period                                         $2,549,072      $1,331,204
                                                               ==============  ==============

Supplemental cash flow information:
          Cash paid during the period for:
              Income taxes                                     $           -        $832,786
              Interest                                                21,073          22,849
                                                               ==============  ==============

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (unaudited)


(1)  Basis  of  Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the statements of income and cash flows for the three month periods ended March 31, 2000 and 1999, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

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

GENERAL

     In March 2000, the Company announced that three non-employee Directors of the Board resigned. The three, Ralph A. Cote, Nicholas R. Supron and Peter C. Wallace, all cited personal reasons as well as philosophical differences with the Company's Chairman, President and CEO, Kenneth C. Kirsch. None of them expressed any objection to any action of the Company or the Board.

     In March 2000, the Company announced that Donna J. Guido, Vice President of Information Systems for the Company, and Henry N. Huta, President/CEO of BIW Tamaqua Cable, were elected to the Board of Directors.

     In  March  2000,  the Company announced new management and technical hires.

     In March 2000, the Company announced that Edward J. Braks, Chief Financial Officer and Chair of the Management Committee of Paul Arpin Van Lines, Inc. was elected to the Board. The Company also announced that Owen S. Crihfield and Thomas J. Berardino, both Managing Directors of Saugatuck Capital Company, have joined the Board of Directors.

YEAR  2000  DISCLOSURE

     The "Year 2000 Issue" is the result of the use of two digits instead of four to define the applicable year. The Company has completed its Year 2000 program by testing and upgrading (when necessary) all software and hardware. At the time of filing of this 10-Q, the Company has not experienced, or anticipates experiencing, any significant problems internally or externally to its operations. Although the Company believes it has completed this upgrade program successfully, there can be no assurance that this program will continue to be successful in remediating the impact of the "Year 2000 Issue".

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED MARCH 31, 2000 COMPARED TO 1999

     Contract revenue increased $167,638 or 6% from $2,688,400 in the three months ended March 31, 1999 to $2,856,038 in the three months ended March 31, 2000, primarily due to the addition of the State of Rhode Island, Department of Children, Youth and Families maintenance and support contract known as RICHIST.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $209,007 or 13% from $1,574,522 in the three months ended March 31, 1999 to $1,783,529 in the three months ended March 31, 2000 due to increased contract revenues and startup costs associated with the RICHIST contract.

     Gross profit decreased $41,369 or 4%, from $1,113,878 for the three months ended March 31, 1999 to $1,072,509 for the three months ended March 31, 2000. Gross profit as a percentage of revenue earned decreased from 41% for the three months ended March 31, 1999 to 38% for the three months ended March 31, 2000. The decrease in gross profit percentage is due to startup costs related to the RICHIST contract.

     Selling, general and administrative ("SG&A") expenses increased $68,902, or 10%, from $661,920 in the three months ended March 31, 1999 to $730,822 in the three months ended March 31, 2000, due to an increase in marketing and business development staff and related activities. On a percentage of revenues basis, SG&A expenses increased from 25% to 26%.

     Interest expense increased $7,430 to $37,386, or 25%, from $29,956 due to imputed interest on the settlement obligation with the State of Hawaii. See
Item  1  -  Legal  Proceedings.

     As a result, income before income taxes decreased $96,294 from $435,929 for the three months ended March 31, 1999 to $339,635 for the three months ended March 31, 2000.

     Net income decreased $56,814 from $257,198 for the three months ended March 31, 1999 to $200,384 for the three months ended March 31, 2000.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $166,403 and ($100,322) for the three months ended March 31, 2000 and 1999 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable, accounts payable, costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates, as well as income tax payments.

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

     On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company and the security interest of the commercial bank is superior to that of SBLFC and BDC. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On March 31, 2000, the revolving line of credit had an outstanding balance of zero.

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

     On May 11, 1999 the Company reached a settlement agreement with both the State and CBSI, which was approved by the court on July 22, 1999. All claims of the Company, the State and CBSI were dismissed, except the Company's claims against MAXIMUS. Per the settlement, the Company agreed to pay the State $1 million over four years as follows: June 1999 - $250,000, June 2000 - $250,000, June 2001 - $250,000, June 2002 - $125,000 and June 2003 - $125,000. The first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. CBSI agreed to pay the Company $300,000 immediately, which the Company has received. Neither party to these agreements admitted any wrongdoing. To facilitate the settlement, Lockheed agreed to modify certain aspects of a promissory note issued to it by the Company in 1997. Lockheed agreed to extend the note's maturity several years, to reschedule favorably certain principal payments and to reduce the interest rate on the remaining principal, which is $642,000 as of March 31, 2000.

     On October 29, 1999 the Company and MAXIMUS entered into a settlement agreement whereby the Company released MAXIMUS from all claims and potential claims in relation to the Hawaii contract and vice versa in exchange for a payment to the Company of $50,000, which the Company received in November 1999.

     As  of  March  31,  2000,  the  Company was not involved in any litigation.

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

     A current report on Form 8-K, dated February 28, 2000 was filed by the Company and included the press release dated February 28, 2000 announcing the Company's results for the year ended December 31, 1999. A Statement of Operations (without notes) for the years ended December 31, 1999, 1998 and 1997 and a Balance Sheet as of December 31, 1999 and 1998 was also included with the filing.

     A current report on Form 8-K, dated March 15, 2000 was filed by the Company and included the press release dated March 15, 2000 announcing that three non-employee Directors of the Board resigned. The three, Ralph A. Cote, Nicholas R. Supron and Peter C. Wallace, all cited personal reasons as well as philosophical differences with the Company's Chairman, President and CEO, Kenneth C. Kirsch. None of them expressed any objection to any action of the Company or the Board. The Company also announced that Donna J. Guido, Vice President of Information Systems for the Company, and Henry N. Huta, President/CEO of BIW Tamaqua Cable, were elected to the Board of Directors.

     A current report on Form 8-K, dated March 21, 2000, was filed by the Company and included the press release dated March 21, 2000 announcing new management and technical hires.

     A current report on Form 8-K, dated March 30, 2000, was filed by the Company and included the press release dated March 30, 2000 announcing the election of Edward J. Braks to the Board of Directors on March 23, 2000. The Company also announced Owen S. Crihfield and Thomas J. Berardino joined the Board of Directors effective March 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Network  Six,  Inc.



Date: April  28, 2000            By: /s/  Kenneth  C.  Kirsch
                                   ---------------------------------------------
                                   Kenneth  C.  Kirsch
                                   Chairman,  President  and
                                   Chief  Executive  Officer


                                By: /s/  James  J.  Ferry
                                   ---------------------------------------------
                                   James  J.  Ferry
                                   Vice President of Finance and Administration, Chief Financial Officer and Treasurer (principal financial officer)