Form 10-Q
period 2000-06-30
NETWORK SIX INC
filed 2000-08-01
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  -------------
                                    FORM 10-Q
                                  -------------


(Mark  One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[   ]     Transition  report  pursuant  to section 13 of 15(d) of the Securities
          Exchange Act of 1934 for the transition period from         to
                                                              -------    -------


                           Commission File No. 0-21038


                                NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)



         Rhode Island                                     05-0366090
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                475 Kilvert Street, Warwick, Rhode Island  02886
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

As of June 30, 2000 there were 825,534 shares of the registrant's Common Stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                NETWORK SIX, INC.
                            CONDENSED BALANCE SHEETS


ASSETS                                        June 30, 2000   Dec. 31, 1999
                                             ---------------  --------------
Current assets:                                (unaudited)
 Cash                                        $     2,474,770  $    2,453,935
 Contract receivables, less allowance for
   doubtful accounts of $49,000 at June 30,
   2000 and December 31, 1999                      1,937,142       1,561,255
 Costs and estimated earnings in excess of
   billings on contract                              713,636         759,891
 Refundable taxes on income                                          150,640
 Deferred taxes                                       32,433         287,083
 Other current assets                                113,851         151,933

                                             ---------------  --------------
     Total current assets                          5,271,832       5,364,737


Property and equipment
  Computers and equipment                            621,045         590,124
  Furniture and fixtures                             162,606         162,606
  Leasehold improvements                              20,191          20,191

                                             ---------------  --------------
                                                     803,842         772,921
Less: accum. depreciation and amortization           613,302         578,015

                                             ---------------  --------------
       Net property and equipment                    190,540         194,906

Deferred taxes                                       513,795         513,795
Other assets                                          49,037          86,750

                                             ---------------  --------------
  Total assets                               $     6,025,204  $    6,160,188
                                             ===============  ==============

                                                  June 30, 2000    Dec. 31, 1999
                                                 ---------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)
Current liabilities:
  Current installment of obligations
     under capital leases                                     -   $        8,132
  Current portion of long-term debt:
    Vendors                                      $      100,000          100,000
    Others                                              351,522          349,141
  Accounts payable                                       84,454          202,195
  Accrued salaries and benefits                         422,249          508,193
  Other accrued expenses                                134,765           99,781
  Billings in excess of costs and
     estimated earnings on contracts                     80,101          124,458
  Preferred stock dividends payable                   1,290,873        1,119,468
                                                 ---------------  ---------------
    Total current liabilities                         2,463,964        2,511,368

Long-term debt, less current portion:
    Vendors                                             542,239          542,239
    Others                                              474,266          775,636
                                                 ---------------  ---------------
     Total Liabilities                                3,480,469        3,829,243
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at June 30, 2000 and December 31,
    1999; liquidation of $3.50 per share
    plus unpaid and accumulated dividends             2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 825,534 shares
    at June 30, 2000 and 794,306 at
    December 31, 1999                                    82,553           79,430
Additional paid-in capital                            1,947,520        1,888,652
Treasury stock recorded at cost, 11,163 shares
    at June 30, 2000 and 8,081 shares at
    December 31, 1999                                   (42,434)         (28,179)
Retained earnings (accumulated deficit)              (1,678,578)      (1,844,632)
                                                 ---------------  ---------------
     Total stockholders' equity                       2,544,735        2,330,945
                                                 ---------------  ---------------
     Total Liabilities & Stockholders' Equity    $    6,025,204   $    6,160,188
                                                 ===============  ===============

                                                     NETWORK SIX, INC.
                                              Condensed Statements of Income
                                                        (Unaudited)


                                                         THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                         ENDED 6/30/00    ENDED 6/30/99    ENDED 6/30/00    ENDED 6/30/99
                                                        ---------------  ---------------  ---------------  ---------------
Contract revenue earned                                 $    3,004,373   $    2,550,370   $    5,860,411   $    5,238,770
Cost of revenue earned                                       1,959,713        1,565,228        3,743,242        3,139,753
                                                        ---------------  ---------------  ---------------  ---------------
     Gross profit                                            1,044,660          985,142        2,117,169        2,099,017

Selling, general & administrative expenses                     804,998          694,439        1,535,820        1,356,359
Litigation settlement (note 3)                                       -        3,176,665                -        3,176,665
                                                        ---------------  ---------------  ---------------  ---------------
     Income (loss) from operations                             239,662       (2,885,962)         581,349       (2,434,007)

Other deductions (income)
     Interest expense                                           42,217           29,408           79,603           59,364
     Interest earned                                           (34,882)         (17,770)         (70,216)         (31,698)
                                                        ---------------  ---------------  ---------------  ---------------
          Income (loss) before income taxes                    232,327       (2,897,600)         571,962       (2,461,673)

Provision (credit) for income taxes                             95,253       (1,185,362)         234,504       (1,006,631)
                                                        ---------------  ---------------  ---------------  ---------------
Net income (loss)                                       $      137,074      ($1,712,238)  $      337,458      ($1,455,042)
                                                        ===============  ===============  ===============  ===============
Net income (loss) per share:
Basic                                                   $         0.06           ($2.27)  $         0.21           ($2.06)
                                                        ===============  ===============  ===============  ===============
Diluted                                                 $         0.06           ($2.27)  $         0.21           ($2.06)
                                                        ===============  ===============  ===============  ===============
Shares used in computing net income (loss) per share:
Basic                                                          819,284          788,573          807,621          781,774
                                                        ===============  ===============  ===============  ===============
Diluted                                                        819,284          788,573          807,621          781,774
                                                        ===============  ===============  ===============  ===============
Preferred dividends declared                            $       87,260   $       79,469   $      171,404   $      158,065
                                                        ===============  ===============  ===============  ===============

                                   NETWORK SIX, INC.
                           Condensed Statement of Cash Flows
                                      (Unaudited)


                                                              Six months    Six months
                                                                ended         ended
                                                               6/30/00       6/30/99
                                                             ------------  ------------
Net Income (loss)                                            $   337,458   $(1,455,042)
Adjustment to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                         45,404        40,230
            Litigation settlement, excluding cash received             -     3,476,665
            Loss on sale/disposal of fixed assets                  1,306           704
            Provision (credit) for deferred taxes                      -    (1,273,851)
            Changes in operating assets and liabilities:
            Contract receivables                                (395,625)     (121,188)
            Cost and estimated earnings
                 in  excess of billings on contracts              46,255       351,496
            Income taxes receivable                              150,640             -
            Other current assets                                  38,082       (33,654)
            Deferred tax assets                                  254,650             -
            Other assets                                          37,714        78,136
            Accounts payable                                    (117,741)      138,638
            Accrued salaries and benefits                        (85,944)     (158,370)
            Accrued subcontractor exp.                            47,380       (16,792)
            Other accrued expenses                               (12,396)       94,903
            Billings in excess of costs
              and estimated earnings on contracts                (24,619)       15,378
            Income taxes payable                                       -      (780,066)
                                                             ------------  ------------
                Net cash provided by operating activities        322,564       357,187
                                                             ------------  ------------

Cash flows from investing activities:
     Cash proceeds from sale/disposal of capital assets                -           350
     Capital expenditures                                        (42,344)     (102,376)
                                                             ------------  ------------
                Net cash used in investing  activities           (42,344)     (102,026)
                                                             ------------  ------------

                                                        Six months    Six months
                                                          ended         ended
                                                         6/30/00       6/30/99
                                                       ------------  ------------
Cash flows from financing activities:
     Principal payments on capital lease obligations        (8,132)      (35,044)
     Payments on long term debt                           (298,989)     (302,108)
     Proceeds from issuance of common stock                 61,991        92,658
     Purchases of treasury stock                           (14,255)       (1,699)
                                                       ------------  ------------
          Net cash (used in) financing activities         (259,385)     (246,193)
                                                       ------------  ------------
    Net increase in cash                                    20,835         8,968
    Cash at beginning of period                          2,453,935     1,442,035
                                                       ------------  ------------
    Cash at end of period                              $ 2,474,770   $ 1,451,003
                                                       ============  ============

Supplemental cash flow information:
         Cash paid during the period for:
                Income taxes paid (received)           $  (176,880)  $   943,786
                                                       ============  ============
                Interest                                     2,982        31,552
                                                       ============  ============

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (unaudited)


(1)  Basis  of  Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the statements of income and cash flows for the six month periods ended June 30, 2000 and 1999, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

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

GENERAL

     In July 2000, the Company announced that the State of Maine had extended the Company's contract to support and enhance the MACWIS child welfare system for another year. The value of the contract is approximately $1.7 million.

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

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2000 COMPARED TO 1999

     Contract revenue increased $621,641 or 12% from $5,238,770 in the six months ended June 30, 1999 to $5,860,411 in the six months ended June 30, 2000, primarily due to the addition of the State of Rhode Island, Department of Children, Youth and Families maintenance and support contract known as RICHIST ("RICHIST") in February, 2000.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $603,489 or 19% from $3,139,753 in the six months ended June 30, 1999 to $3,743,242 in the six months ended June 30, 2000 due to increased contract revenues and startup costs associated with the RICHIST contract.

     Gross profit increased $18,152 or 1%, from $2,099,017 for the six months ended June 30, 1999 to $2,117,169 for the six months ended June 30, 2000. Gross profit as a percentage of revenue earned decreased from 40% for the six months ended June 30, 1999 to 36% for the six months ended June 30, 2000. The decrease in gross profit percentage is due to higher costs relating to the RICHIST contract.

     Selling, general and administrative ("SG&A") expenses increased $179,461, or 13%, from $1,356,359 in the six months ended June 30, 1999 to $1,535,820 in the six months ended June 30, 2000, due to an increase in marketing and business development staff and related activities related to the Company's strategy to grow the private sector business. On a percentage of revenues basis, SG&A expenses were 26% both for the six months ended June 30, 1999 and 2000.

     The litigation settlement, consisting of (1) the write-off of Hawaii related receivables, work in process and liabilities, (2) the present value of the payment due to Hawaii and (3) a $300,000 payment from CBSI, is $3,176,665.
See Item 1 - Legal Proceedings and Note 3 to the Financial Statements. This settlement was reflected in the Statement of Income for 1999.

     Interest expense increased $20,239 to $79,603, or 34%, from $59,364 due to imputed interest on the settlement obligation with the State of Hawaii. See
Item  1  -  Legal  Proceedings.

     Income before income taxes increased $3,033,635 from a loss of $2,461,673 for the six months ended June 30, 1999 to net income of $571,962 for the six months ended June 30, 2000 primarily due to the one-time Hawaii settlement charge in 1999 and the other factors described above.

     Net income increased $1,792,500 from a net loss of $1,455,042 for the six months ended June 30, 2000 to net income of $337,458 for the six months ended June 30, 2000.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $322,564 and $357,187 for the six months ended June 30, 2000 and 1999 respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable, accounts payable, costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates, as well as income tax payments.

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

     On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company and the security interest of the commercial bank is superior to that of SBLFC and BDC. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4 %. On June 30, 2000, the revolving line of credit had an outstanding balance of zero.

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


                      PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As  of  June  30,  2000,  the  Company  was not involved in any litigation.

     On November 12, 1996, the State of Hawaii filed a lawsuit against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to an alleged breach of a child support enforcement (CSE) contract between the Company and the State of Hawaii. The Company denied the State's allegation and filed a counter-clam alleging the State breached the contract. In addition, on December 13, 1996, Complete Business Solutions, Inc. ("CBSI") filed a lawsuit against the Company seeking damages relating to CBSI's subcontract with the Company to the Hawaii CSE contract. The Company disputed CBSI's claims and filed a number of counterclaims. On February 3, 1997, the Company filed a third-party complaint against MAXIMUS Corporation, Hawaii's contract supervisor and advisor on the Hawaii CSE contract, alleging, among other things, that MAXIMUS tortiously interfered in that contract. On May 11, 1999, the Company reached a settlement agreement to end its lawsuits with the State of Hawaii and CBSI. Per the settlement, the Company agreed to pay the State of Hawaii $1 million over four years and received $300,000 from CBSI. As of the date of this filing, the Company has paid $500,000. The settlement resulted in a one-time charge to pre-tax earnings during the period ending June 30, 1999 of $3.1 million ($1.9 after-tax ). On October 29, 1999, MAXIMUS agreed to pay the Company $50,000 in exchange for dismissal of the Company's third-party complaint.

ITEM  2.  CHANGE  IN  SECURITIES

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting of Shareholders held on May 24, 2000, shareholders voted 877,649 shares (including voting preferred stock) as follows:

     1) Election of Kenneth C. Kirsch, Donna J. Guido, Henry N. Huta and Edward J. Braks as Directors to serve until the next annual meeting of the stockholders or until their successors are elected and qualified.

                     FOR      AGAINST    ABSTAIN    NO VOTE
Kenneth C. Kirsch  868,686          0      8,963     86,543
Donna J. Guido     868,686          0      8,963     86,543
Henry N. Huta      868,686          0      8,963     86,543
Edward J. Braks    868,686          0      8,963     86,543

     2) Amendment of the Company's Articles of Incorporation to change the name of the Corporation to such name as the Board of Directors deems appropriate.

                     FOR      AGAINST    ABSTAIN    NO VOTE
                   856,764    17,739       3,146     86,543

ITEM  5.  OTHER  MATERIALLY  IMPORTANT  EVENTS

     In  May  15,  2000,  Dr.  Samara  Navarro,  formerly  Vice  President  of
Governmental  Services,  left  the  Company  to  pursue  other  interests.

ITEM  6.  EXHIBITS  AND  REPORTS

(a)   None

(b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

     A current report on Form 8-K, dated April 25, 2000 was filed by the Company and included the press release dated April 25, 2000 announcing the Company's results for the three months ended March 31, 2000. A Statement of Operations (without notes) for the quarters ended March 31, 2000, and 1999 was included with the filing. A Balance Sheet as of March 31, 2000 and March 31, 1999 was also included with the filing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Network  Six,  Inc.

Date:  July 27, 2000               By:  /s/  Kenneth C. Kirsch
                                      ------------------------------------------
                                      Kenneth  C.  Kirsch
                                      Chairman,  President  and
                                      Chief  Executive  Officer

                                  By:  /s/  James  J.  Ferry
                                     -------------------------------------------
                                     James  J.  Ferry
                                   Vice President of Finance and Administration,
                                      Chief  Financial  Officer  and  Treasurer
                                   (principal  financial  officer)