Form 10-Q
period 2000-09-30
NETWORK SIX INC
filed 2000-10-27
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   ___________

                                    FORM 10-Q

                                   ___________


(Mark  One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[   ]     Transition  report  pursuant  to section 13 of 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ______ to ______


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

As  of  September  30, 2000 there were 825,684 shares of the registrant's Common
Stock,  $.10  par  value,  outstanding.


--------------------------------------------------------------------------------

                           PART  1  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  NETWORK SIX, INC.
                               CONDENSED BALANCE SHEETS



ASSETS                                                Sep. 30, 2000    Dec. 31, 1999
                                                    ----------------  ---------------
Current assets:                                        (unaudited)
 Cash  and cash equivalents                         $     3,173,767   $    2,453,935
 Contract receivables, less allowance for
   doubtful accounts of $49,000 at September 30,
   2000 and December 31, 1999                             1,389,746        1,561,255
 Costs and estimated earnings in excess of
   billings on contract                                     698,159          759,891
 Refundable taxes on income                                       -          150,640
 Deferred taxes                                                   -          287,083
 Other current assets                                        91,965          151,933

                                                    ----------------  ---------------
     Total current assets                                 5,353,637        5,364,737


Property and equipment:
  Computers and equipment                                   632,178          590,124
  Furniture and fixtures                                    162,606          162,606
  Leasehold improvements                                     20,191           20,191

                                                    ----------------  ---------------
                                                            814,975          772,921
Less: accum. depreciation and amortization                  636,326          578,015

                                                    ----------------  ---------------
       Net property and equipment                           178,649          194,906

Deferred taxes                                              479,096          513,795
Other assets                                                 35,889           86,750

                                                    ----------------  ---------------
  Total assets                                      $     6,047,271   $    6,160,188
                                                    ================  ===============


                                                      Sep. 30, 2000     Dec. 31, 1999
                                                    ----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)
Current liabilities:
  Current portion of long-term debt:
    Vendors                                         $       100,000   $      100,000
    Others                                                  352,756          349,141
  Accounts payable                                           96,959          202,195
  Accrued salaries and benefits                             409,504          508,193
  Other accrued expenses                                    111,004          107,913
  Billings in excess of costs and
     estimated earnings on contracts                         55,056          124,458
  Preferred stock dividends payable                       1,382,242        1,119,468
                                                    ----------------  ---------------
    Total current liabilities                             2,507,521        2,511,368

Long-term debt, less current portion:
    Vendors                                                 542,239          542,239
    Others                                                  443,105          775,636
                                                    ----------------  ---------------
     Total Liabilities                                    3,492,865        3,829,243
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at September 30, 2000 and December 31,
    1999; liquidation of $3.50 per share
    plus unpaid and accumulated dividends                 2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 825,684 shares
    at September 30, 2000 and 794,306 at
    December 31, 1999                                        82,568           79,430
Additional paid-in capital                                1,947,767        1,888,652
Treasury stock recorded at cost, 11,163 shares
    at September 30, 2000 and 8,081 shares at
    December 31, 1999                                       (42,434)         (28,179)
Retained earnings (accumulated deficit)                  (1,669,169)      (1,844,632)
                                                    ----------------  ---------------
     Total stockholders' equity                           2,554,406        2,330,945
                                                    ----------------  ---------------
     Total Liabilities & Stockholders' Equity       $     6,047,271   $    6,160,188
                                                    ================  ===============

                                                       NETWORK  SIX,  INC.
                                                Condensed  Statements  of  Income
                                                          (Unaudited)

                                                         THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                         ENDED 9/30/00    ENDED 9/30/99    ENDED 9/30/00    ENDED 9/30/99
                                                        ---------------  ---------------  ---------------  ---------------
Contract revenue earned                                 $    2,619,519   $    2,575,192   $    8,479,930   $    7,813,958
Cost of revenue earned                                       1,759,561        1,632,648        5,502,803        4,772,396
                                                        ---------------  ---------------  ---------------  ---------------
     Gross profit                                              859,958          942,544        2,977,127        3,041,562

Selling, general & administrative expenses                     707,231          655,048        2,243,051        2,011,408
Litigation settlement (note 3)                                       -                -                -        3,176,665
                                                        ---------------  ---------------  ---------------  ---------------
     Income (loss) from operations                             152,727          287,496          734,076       (2,146,511)

Other deductions (income)
     Interest expense                                           29,465           60,147          109,068          119,512
     Interest earned                                           (44,648)         (26,426)        (114,864)         (58,124)
                                                        ---------------  ---------------  ---------------  ---------------
          Income (loss) before income taxes                    167,910          253,775          739,872       (2,207,899)

Provision (credit) for income taxes                             67,131          104,048          301,635         (902,584)
                                                        ---------------  ---------------  ---------------  ---------------

Net income (loss)                                       $      100,779   $      149,727   $      438,237      ($1,305,315)
                                                        ===============  ===============  ===============  ===============
Net income (loss) per share:
Basic                                                   $         0.01   $         0.09   $         0.22           ($1.97)
                                                        ===============  ===============  ===============  ===============

Diluted                                                 $         0.01   $         0.09   $         0.22           ($1.97)
                                                        ===============  ===============  ===============  ===============
Shares used in computing net income (loss) per share:
Basic                                                          825,584          792,881          813,609          785,476
                                                        ===============  ===============  ===============  ===============

Diluted                                                        825,584          792,881          813,609          785,476
                                                        ===============  ===============  ===============  ===============

Preferred dividends declared                            $       91,369   $       81,918   $      262,773   $      239,983
                                                        ===============  ===============  ===============  ===============

                                     NETWORK  SIX,  INC.
                            Condensed  Statement  of  Cash  Flows
                                          (Unaudited)


                                                              Nine months    Nine months
                                                                 ended          ended
                                                                9/30/00        9/30/99
                                                             -------------  -------------
  Net Income (loss)                                          $    438,237   $ (1,305,315)
  Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                          68,428         62,109
            Provision for doubful accounts                                       (19,175)
            Litigation settlement, excluding cash received              -      3,476,665
            Loss on sale/disposal of fixed assets                   1,306            704
            Provision (credit) for deferred taxes                 321,782       (380,304)
            Changes in operating assets and liabilities:
            Contract receivables                                  171,509        427,880
            Cost and estimated earnings
                 in  excess of billings on contracts               61,732        403,901
            Income taxes receivable                               150,640              -
            Refundable taxes on income                                  -       (686,000)
            Other current assets                                   59,968        (15,387)
            Deferred tax assets                                         -              -
            Other assets                                           50,861        326,076
            Accounts payable                                     (105,236)        22,189
            Accrued salaries and benefits                         (98,689)        (6,054)
            Accrued subcontractor exp.                                127           (797)
            Other accrued expenses                                 11,096        (29,059)
            Billings in excess of costs
              and estimated earnings on contracts                 (69,402)       (13,094)
            Income taxes payable                                        -       (780,066)
                                                             -------------  -------------
                Net cash provided by operating activities       1,062,359      1,484,273
                                                             -------------  -------------

  Cash flows from investing activities:
     Cash proceeds from sale/disposal of capital assets                 -            350
     Capital expenditures                                         (53,477)       (95,551)
                                                             -------------  -------------
                Net cash used in investing  activities            (53,477)       (95,201)
                                                             -------------  -------------


                                                             Nine months    Nine months
                                                                 ended          ended
                                                                9/30/00        9/30/99
                                                             -------------  -------------
Cash flows from financing activities:
     Principal payments on capital lease obligations               (8,132)       (62,352)
     Payments on long term debt                                  (328,916)      (323,623)
     Proceeds from issuance of common stock                        62,253         92,832
     Purchases of treasury stock                                  (14,255)        (3,245)
                                                             -------------  -------------
          Net cash used in financing activities                  (289,050)      (296,388)
                                                             -------------  -------------
    Net increase in cash and cash equivalents                     719,832      1,092,684
    Cash and cash equivalents at beginning of period            2,453,935      1,442,035
                                                             -------------  -------------
    Cash and cash equivalents at end of period               $  3,173,767   $  2,534,719
                                                             =============  =============

Supplemental cash flow information:
         Cash paid (received) during the period for:
                Income taxes                                 $   (176,880)  $    943,786
                                                             =============  =============
                Interest                                            2,451         31,552
                                                             =============  =============

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                               September 30, 2000
                                   (unaudited)


(1)  Basis of Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the statements of income and cash flows for the nine month periods ended September 30, 2000 and 1999, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

     This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events that could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, litigation and regulatory and state funding changes could cause results to differ materially from any that may be expected. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

GENERAL

     In July 2000, the Company announced that the State of Maine had extended the Company's contract to support and enhance the MACWIS child welfare system for another year. The value of the contract is approximately $1.7 million.

     In July 2000 the Company announced an agreement to market Orgamation Technologies, Inc.'s proprietary child care provider solution.

     In September 2000, the Company announced that the State of Rhode Island, Department of Administration, had extended the Company's contract to support and enhance the State's InRHODES computer system for another year. The value of the contract is approximately $5.5 million.

     In September 2000, the Company announced its entry into the Allaire Corporation's Alliance Partner program.

     In October 2000, the Company announced that the State of Rhode Island had extended the Company's contract to support and enhance the RICHIST child welfare system for another year commencing in February, 2001. The value of the contract is approximately $1.6 million.

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

RESULTS  OF  OPERATIONS  - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

     Contract revenue increased $665,972 or 9% from $7,813,958 in the nine months ended September 30, 1999 to $8,459,930 in the nine months ended September 30, 2000, primarily due to the addition of the State of Rhode Island, Department of Children, Youth and Families maintenance and support contract known as RICHIST ("RICHIST") in February, 2000. This revenue was partially offset by lower contract revenue from certain private sector accounts.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $730,407 or 15% from $4,772,396 in the nine months ended September 30, 1999 to $5,502,803 in the nine months ended September 30, 2000 due to increased contract revenues and startup costs associated with the RICHIST contract.

     Gross profit decreased $64,435 or 2%, from $3,041,562 for the nine months ended September 30, 1999 to $2,977,127 for the nine months ended September 30, 2000. Gross profit as a percentage of revenue earned decreased from 39% for the nine months ended September 30, 1999 to 35% for the nine months ended September 30, 2000. The decrease in gross profit percentage is due to higher costs relating to the RICHIST contract.

     Selling, general and administrative ("SG&A") expenses increased $231,643, or 12%, from $2,011,408 in the nine months ended September 30, 1999 to $2,243,051 in the nine months ended September 30, 2000, due to an increase in marketing and business development staff and related activities related to the Company's strategy to grow the private sector business. On a percentage of revenues basis, SG&A expenses were 26% both for the nine months ended September 30, 1999 and 2000.

The litigation settlement, consisting of (1) the write-off of Hawaii related receivables, work in process and liabilities, (2) the present value of the payment due to Hawaii and (3) a $300,000 payment from CBSI, is $3,176,665. See
Item 1 - Legal Proceedings and Note 3 to the Financial Statements. This settlement was reflected in the Statement of Income for 1999.

     Interest expense decreased $10,444 to $109,068, or 9%, from $119,512 due to a reduction in long term debt.

     Income before income taxes increased $2,947,771 from a loss of $2,207,899 for the nine months ended September 30, 1999 to income of $739,872 for the nine months ended September 30, 2000 primarily due to the one-time Hawaii settlement charge in 1999 and the other factors described above.

     Net income increased $1,743,552 from a net loss of $1,305,315 for the nine months ended September 30, 1999 to net income of $438,237 for the nine months ended September 30, 2000.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $1,062,359 and $1,484,273 for the nine months ended September 30, 2000 and 1999, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, contract receivables, accounts payable, costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates, as well as income tax payments.

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

     On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company and the security interest of the commercial bank is superior to that of SBLFC and BDC. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On September 30, 2000, the revolving line of credit had an outstanding balance of zero.

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


                         PART  II - OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As  of  September 30, 2000, the Company was not involved in any litigation.

     On November 12, 1996, the State of Hawaii filed a lawsuit against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to an alleged breach of a child support enforcement (CSE) contract between the Company and the State of Hawaii. The Company denied the State's allegation and filed a counter-clam alleging the State breached the contract. In addition, on December 13, 1996, Complete Business Solutions, Inc. ("CBSI") filed a lawsuit against the Company seeking damages relating to CBSI's subcontract with the Company to the Hawaii CSE contract. The Company disputed CBSI's claims and filed a number of counterclaims. On February 3, 1997, the Company filed a third-party complaint against MAXIMUS Corporation, Hawaii's contract supervisor and advisor on the Hawaii CSE contract, alleging, among other things, that MAXIMUS tortiously interfered in that contract. On May 11, 1999, the Company reached a settlement agreement to end its lawsuits with the State of Hawaii and CBSI. Per the settlement, the Company agreed to pay the State of Hawaii $1 million over four years and received $300,000 from CBSI. As of the date of this filing, the Company has paid $500,000. The settlement resulted in a one-time charge to pre-tax earnings during the period ending June 30, 1999 of $3.1 million ($1.9 after-tax) which included the write-off of Hawaii related receivables, work in process and liabilities. On October 29, 1999, MAXIMUS agreed to pay the Company $50,000 in exchange for dismissal of the Company's third-party complaint.


ITEM  2.  CHANGE  IN  SECURITIES

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  MATERIALLY  IMPORTANT  EVENTS

     None

ITEM  6.  EXHIBITS  AND  REPORTS

(a)   None

(b) The following reports on Form 8-K have been filed during the quarter for which this report is filed.

     A current report on Form 8-K, dated July 12, 2000 was filed by the Company and included the press release dated July 5, 2000 announcing the extension of the Maine MACWIS support contract.

     A current report on Form 8-K, dated July 20, 2000 was filed by the Company and included the press release dated July 19, 2000 announcing an agreement to market Orgamation Technologies, Inc.'s proprietary child care provider solution.

     A current report on Form 8-K, dated July 28, 2000 was filed by the Company and included the press release dated July 27, 2000 announcing the Company's results for the three months ended June 30, 2000. A Statement of Operations (without notes) for the quarters ended June 30, 2000, and 1999 was included with the filing. A Balance Sheet as of June 30, 2000 and December 31, 1999 was also included with the filing.

     A current report on Form 8-K, dated September 18, 2000 was filed by the Company and included the press release dated September 14, 2000 announcing the extension of the Rhode Island InRHODES support contract.

     A current report on Form 8-K, dated September 27, 2000 was filed by the Company and included the press release dated September 24, 2000 announcing the Company's entry into the Allaire Alliance Partner program.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Network  Six,  Inc.

Date:  October 27, 2000         By:  /s/  Kenneth  C.  Kirsch
                                   ---------------------------------------------
                                   Kenneth  C.  Kirsch
                                   Chairman,  President  and
                                   Chief  Executive  Officer

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