Form 10-K
period 2000-12-31
NETWORK SIX INC
filed 2001-03-15
CIK 726714

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-21038

                            ------------------------

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 28, 2001 (computed by reference to the closing price of such stock on The NASDAQ SmallCap Market) was $2,193,017.

    As of February 28, 2001, there were 825,684 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                  WHERE INCORPORATED
                  --------                                  ------------------
Portions of the registrant's definitive Proxy
     Statement regarding the 2000 Annual
           Meeting of Stockholders                               Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NETWORK SIX, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                                            PART I

          1             Business....................................................      3
          2             Properties..................................................      8
          3             Legal Proceedings...........................................      8
          4             Submission of Matters to a Vote of Security Holders.........      8

                                           PART II

          5             Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................      8
          6             Selected Financial Data.....................................      9
          7             Management's Discussion and Analysis of Financial Condition
                          and
                            Results of Operation....................................     10
          8             Financial Statements and Supplementary Data.................     14
          9             Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     15

                                           PART III

         10             Directors and Executive Officers of the Registrant..........     15
         11             Executive Compensation......................................     15
         12             Security Ownership of Certain Beneficial Owners and
                          Management................................................     15
         13             Certain Relationships and Related Transactions..............     15

                                           PART IV

         14             Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K..................................................     15
                        Signatures..................................................     18

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Network Six, Inc. (the "Company") is a full service provider of information technology solutions that enable its customers to operate more efficiently and effectively. The Company's services include e-commerce planning and implementation, technology consulting, applications development and support and network design and implementation. Incorporated in 1976 under the name National E-F-T, Inc., the Company has historically focused on providing its services to state governments, particularly health and human services agencies. Although the Company has targeted additional markets (such as higher education, health care and network services), the Company derived substantially all of its revenues in 2000 from contracts with state government health and human service agencies.

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

STATE GOVERNMENT HEALTH AND HUMAN SERVICES AGENCIES

    State government health and human services agencies are among the organizations that most need the services of outside providers of information technology services to upgrade and maintain their computer based information systems. They have large and burdensome caseloads and must maintain extensive records. At the same time, they are required to increase the capacity and enhance the capabilities of their information systems. The federal government, which in most cases provides a substantial portion of the funding of the programs states administer (see chart below), requires detailed, standardized reporting of program data, elimination of errors, and more responsive management. Yet the information systems of many such agencies are antiquated and have limited data interfacing and reporting capabilities. As the role of state governments and "block grant" funding has increased, states have also asked that their own unique requirements be incorporated into these systems.

    The federal government assists the states by providing financial assistance for information systems in five major areas: (i) the Child Support Enforcement
(CSE) program; (ii) the Temporary Assistance to Needy Families (TANF) program (a combination of the AFDC, foodstamp and Jobs Opportunities and Basic Skills
(JOBS) programs; (iii) the Medicaid and experimental managed care programs;
(iv) the Child Welfare program; and (v) other programs, including Electronic Benefit Transfer (EBT), automated program policy systems, and out sourcing and privatization of human services agency functions. The U.S. Department of Health and Human Services (HHS) administers these programs at the federal level, with the exception of the food stamp program which is administered by the Food Nutrition Service of the U.S. Department of Agriculture (USDA).

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

    The Child Support Enforcement Amendments of 1984 require that state CSE systems, in order to receive federal funding, meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy, and reporting. The Personal Responsibility and Work Opportunity Reconciliation Act of 1996 ("Welfare Reform") has had a major impact on CSE systems as well. Welfare
Reform: (i) changed the way collections are distributed; (ii) added a Federal Case Registry (FCR), which is a central repository for child support cases and participants from all states; (iii) added new interstate case processing; and
(iv) modified to federal reporting requirements.

    TANF. The automated information system requirements of two distinct federal-state programs--AFDC and Food Stamps--are usually combined at the state level, previously under the name FAMIS or "Family Assistance Management Information System." Welfare Reform has changed the name of the program to TANF (Temporary Assistance to Needy Families). Welfare Reform has established time limits for assistance and has made the need for education, training, job placement, and other supportive services, such as child care and transportation, especially important.

    The Food Stamp Program is designed to improve the nutrition of low-income households and is also administered by state welfare agencies under the supervision of USDA. Benefits are generally provided in the form of food stamp coupons and are funded by the federal government, which reimburses part of the cost of establishing an automated system.

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

    CHILD WELFARE. In November 1993 Congress created a funding authority for Statewide Automated Child Welfare Information Systems (SACWIS) that provided federal funds at a 75% rate for the creation of information systems for fiscal years 1994, 1995, 1996 and 1997. Funding levels for 1998 and beyond are generally 50%. In December 1993, the Administration for Children and Families of HHS published the final rules for the implementation of the section of the Social Security Act of 1935 that requires the collection of adoption and foster care data.

    OTHER HEALTH AND HUMAN SERVICES PROGRAMS. State human services agencies have initiated a number of additional programs, some of which have involved the use of federal funds. These programs include: (i) communications kiosks and voice response systems to inform and educate citizens about human services programs and to answer specific inquiries; (ii) privatization and out sourcing of various human services functions such as child support collections;
(iii) automated policy systems to eliminate the volumes of federal and state regulations that must be referred to by social workers; (iv) Electronic Benefit Transfer (EBT) systems that involve the transfer of food stamp and other benefits and payments via electronic networks that may utilize debit cards or smart cards in conjunction with automated teller machines or point of sale devices.

    FEDERAL FUNDING. Federal Financial Participation (FFP) is the term used for federal funds provided to states to assist in delivering human services or for establishing automated systems to assist in such delivery. From time to time Congress will increase FFP percentages for a limited time in an attempt to motivate states to automate or upgrade certain systems. The following is a table of FFP percentages for state system automation by selected program as of December 31, 2000:

                                                                PROJECTED END DATE
PROGRAM                                    FFP%                  OF CURRENT FFP%
-------                                 -----------   --------------------------------------
CSE...................................  66%-80%       None**
Temporary Assistance to Needy Families                None*
  (TANF)..............................  Varies*
Food Stamps...........................  50%           None
Medicaid/Managed Care.................  50-90%        Varies by program component
Medicaid..............................  50%           None
Child Welfare.........................  50%-75%       None
Other Health and Human Services                       Varies by program component
  Systems.............................  Varies

------------------------

* States receive block grants and are permitted to use federal funds within their discretion.

** Declines to 66%, except for certain welfare reform initiatives, which would be eligible for 80% FFP.

    The FFP percentages shown above are subject to change at any time by federal law.

CONTRACTS AND SERVICES PROVIDED

    The Company's contracts with state agencies have covered four basic types of projects: (i) the transfer of an entire automated information system currently in use by another state, which may involve the development of substantial modifications to that system and installation of the modified system; (ii) the development of an entirely new system; (iii) the development and installation of enhancements to an agency's existing system; and (iv) the provision of support services with respect to an existing system. The following table sets forth information as of December 31, 2000 relating to the Company's significant contracts with state agencies since December 1998:

STATE                     PROGRAM AREA          PROJECT        CONTRACT DATE         STATUS
-----                  ------------------  ------------------  -------------   ------------------
Maine................  Child Welfare       Support services    April 1998      In process

Rhode Island.........  TANF/CSE            Support services    July 1999       In process

Rhode Island.........  Child Welfare       Support services    February 2000   In process

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

    - providing computers and related equipment; and

    - maintaining the system.

    As a result, the services the Company provides in performing a contract vary in terms of technical complexity. Moreover, they require emphasis on carefully defining the needs of the staffs of the agencies that administer the programs involved and adapting existing technology to satisfy those needs. Change orders and enhancements under existing contracts are also usually performed on a fixed-price basis and may result in substantial additions to the base contract price. Contract performance generally occurs over a period of 12 to 36 months.

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

    Following certification of a newly installed system, it is not unusual for state agencies to contract for support services. Services provided under support contracts are usually paid for on the basis of an hourly rate plus expenses with an overall limitation. The Company estimates that automated information systems currently being installed have a useful technological life of approximately five to ten years and that the systems require revisions and upgrades almost every year to keep up with changing technology, legislation and regulations.

    TERMINATION. As with government contracts generally, the Company's contracts with state agencies may be terminated upon relatively short notice, often with no obligation upon the agency other than to reimburse the Company for its costs of performance through the date of termination. Such contracts also generally impose substantial penalties for default, such as failure to obtain federal certification of the completed system.

COMPETITION

    The Company operates in a highly competitive market. The Company's competitors for significant state health and human services agency contracts include firms such as Accenture (formerly Andersen Consulting), Unisys, Dynamics Research Corporation, American Management Systems, Covansys (formerly Complete Business Solutions, Inc.), Keane, TRW, MAXIMUS, and Deloitte & Touche LLP. These competitors have substantially greater financial, technical, and marketing resources than those of the Company. A number of smaller companies also compete for smaller state government contracts. These companies vary by state. The Company believes, however, that no single contractor is dominant in its market and that the primary competitive factors are reputation, capability and resources, experience with similar systems, quality and reliability of service, proposed solution, flexibility and price.

BACKLOG

    Substantially all of the Company's revenues are derived from work to be performed under contracts of expected duration exceeding one year. Such contracts may be terminated on relatively short notice and may be subject to or are contingent upon state or federal funding. At December 31, 2000, the Company had the following contracts to provide services which, if fully performed, would result in the revenues shown:

                                                               AMOUNT RECOGNIZED AS
                                                  CONTRACT      CONTRACT REVENUES          BACKLOG
CONTRACT TITLE                                    AMOUNT(1)    EARNED THRU 12/31/00   AS OF 12/31/00(2)
--------------                                   -----------   --------------------   -----------------
Rhode Island Support (InRHODES)................  $ 7,023,312        $3,181,575           $3,841,737
Maine Child Welfare (MACWIS)...................    1,795,190           695,397            1,099,793
Rhode Island Support (RICHIST).................    1,495,000         1,342,599              152,401
                                                 -----------        ----------           ----------
Totals.........................................  $10,313,502        $5,219,571           $5,093,931
                                                 ===========        ==========           ==========

------------------------

(1) Contract amounts for the above contracts have been adjusted to reflect change orders for enhancements or additional functionality.

(2) The Company expects that substantially all of its backlog at December 31, 2000 will be realized by the end of 2001. There can be no assurance, however, that the Company will ultimately realize all of these revenues from such contracts. See Note 10 to Financial Statements regarding concentration of revenue.

EMPLOYEES

    The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified technical and project management personnel. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

    As of December 31, 2000, the Company had approximately 100 employees. None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are excellent.

ITEM 2.  PROPERTIES.

    The Company's principal offices are located in Warwick, Rhode Island, approximately 12 miles from Providence. The Company leases approximately 9,500 square feet of office space at this location under a lease with an average annual cost including utilities of approximately $200,500 that expires in October 2003. The Company also leases 3,600 square feet in Augusta, Maine to support project activities. This lease expires in June 2001. The Company believes that these offices are adequate for its current and near term needs.

ITEM 3.  LEGAL PROCEEDINGS

    As of December 31, 2000, the Company was not involved in any litigation.

    On November 12, 1996, the State of Hawaii filed a lawsuit against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to an alleged breach of a child support enforcement ("CSE") contract between the Company and the State of Hawaii. The Company denied the State's allegation and filed a counter-clam alleging the State breached the contract. In addition, on December 13, 1996, Covansys filed a lawsuit against the Company seeking damages relating to Covansys subcontract with the Company to the Hawaii CSE contract. The Company disputed Covansys claims and filed a number of counterclaims. On February 3, 1997, the Company filed a third-party complaint against MAXIMUS Corporation, Hawaii's contract supervisor and advisor on the Hawaii CSE contract, alleging, among other things, that MAXIMUS tortiously interfered in that contract. On May 11, 1999, the Company reached a settlement agreement to end its lawsuits with the State of Hawaii and Covansys. Per the settlement, the Company agreed to pay the State of Hawaii $1 million over four years and received $300,000 from Covansys. As of the date of this filing, the Company has paid $500,000 to the State of Hawaii. The settlement resulted in a one-time charge to pre-tax earnings during the quarter ended June 30, 1999 of $3.1 million ($1.9 after-tax) which included the write-off of Hawaii related receivables, work in process and liabilities. On October 29, 1999, MAXIMUS agreed to pay the Company $50,000 in exchange for dismissal of the Company's third-party complaint.

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

    The following table sets forth the high and low sales prices of the Company's Common Stock as reported on the NASDAQ SmallCap Market.

                                       HIGH             LOW
                                     --------         --------
2000
First Quarter..................       $4.75            $3.00
Second Quarter.................        4.66             2.56
Third Quarter..................        4.22             2.63
Fourth Quarter.................        3.00             1.19

1999
First Quarter..................       $6.25            $3.25
Second Quarter.................        6.50             3.38
Third Quarter..................        6.75             3.50
Fourth Quarter.................        5.19             3.13

    As of December 31, 2000 there were 286 holders of record of the Common Stock. The last reported sale price for the Common Stock, as reported on The NASDAQ SmallCap Market on February 28, 2001 was $2.66 per share.

DIVIDEND POLICY

    The Company has not paid any dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's Articles of Incorporation prohibit the payment of dividends on the Common Stock if dividends on the Company's Series A Convertible Preferred Stock are in arrears, which they are.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere in or incorporated by reference in this Form 10-K. The selected financial data for each of the five years in the period ended December 31, 2000 are derived from the Company's audited financial statements.

INCOME STATEMENT DATA:

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
Contract revenue earned.......  $11,008,158   $10,225,676   $10,399,979   $11,460,437   $ 7,344,380
Cost of revenue earned........    7,157,821     6,178,286     6,418,678     8,620,097     7,359,649
                                -----------   -----------   -----------   -----------   -----------
Gross profit (loss)...........    3,850,337     4,047,390     3,981,301     2,840,340       (15,269)
Selling, general and
  administrative expense......    2,778,360     2,920,352     2,260,418     2,071,294     2,240,073
Restructuring expense.........           --            --            --                    (119,436)
Litigation settlement.........                  3,126,665
Income (loss) from
  operations..................    1,071,977    (1,999,627)    1,720,883       769,046    (2,135,906)
Income (loss) before income
  taxes.......................    1,106,868    (2,064,615)    1,674,006       534,950    (2,533,368)
Net income (loss).............      653,868    (1,221,615)    1,061,006       406,950    (1,758,345)
Net income (loss) per share
  Basic.......................         0.37         (1.96)         0.96          0.25         (2.71)
  Diluted.....................         0.37         (1.96)         0.96          0.25         (2.71)
Shares used in computing net
  income (loss) per share
  Basic.......................      805,809       787,638       758,547       729,927       719,317
  Diluted.....................      805,809       787,638       758,547       729,927       719,317

BALANCE SHEET DATA:

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                       2000         1999         1998         1997         1996
                                    ----------   ----------   ----------   ----------   -----------
Working capital...................  $3,245,933   $2,853,369   $1,416,200   $   22,117   $(1,073,671)
Hawaii contract receivables*......          --           --    3,459,382    3,459,382     3,571,824
Total assets......................   5,995,478    6,160,188    8,700,782    9,292,103     8,273,564
Long-term obligations.............     858,857    1,317,875    1,566,590    1,422,725       235,479
Total stockholders' equity........   2,676,741    2,330,945    3,808,883    2,955,420     2,748,777

------------------------

*   See Notes 11 and 12 in the notes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in or incorporated by reference in this Form 10-K.

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

GENERAL

    The Company was incorporated in 1976 as National E-F-T, Inc. Initially the Company provided consulting services with respect to electronic funds transfer and electronic data interchange systems. In 1983 the Company changed its name to Network Solutions, Inc. and on February 1, 1994 to Network Six, Inc. By 1983, the Company had changed its focus to that of a regional provider of systems development and contract computer programming services. Since 1988, the Company has focused its efforts on providing its services to state government health and human services agencies. Commencing in 1998, the Company began targeting its marketing efforts at other state government agencies as well as non-profit organizations and the private commercial sector. However, the Company recently announced that it intends to focus on its core business of providing IT solutions to state governments.

    In March 2000, the Company announced that three non-employee Directors of the Board resigned. The three, Ralph A. Cote, Nicholas R. Supron and Peter C. Wallace, all cited personal reasons as well as philosophical differences with the Company's Chairman, President and CEO, Kenneth C. Kirsch. None of them expressed any objection to any action of the Company or the Board. The Company also announced that Donna J. Guido, Vice President of Information Systems for the Company, and Henry N. Huta, President/CEO of BIW Tamaqua Cable were elected to the Board of Directors.

    In March 2000, the Company announced that Edward J. Braks, Chief Financial Officer and Chair of the Management Committee of Paul Arpin Van Lines was elected to the Board. The Company further announced that Owen S. Crihfield and Thomas J. Berardino, both Managing Directors of Saugatuck Capital Company, had joined the Board of Directors.

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

    In October 2000, the Company announced that the State of Rhode Island had extended the Company's contract to support and enhance the RICHIST child welfare system for another year, commencing in February 2001. The value of the contract is approximately $1.6 million.

RESULTS OF OPERATIONS

    The following table sets forth for the years indicated, information derived from the Company's Financial Statements expressed as a percentage of the Company's contract revenue earned:

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                2000          1999          1998          1997
                                              --------      --------      --------      --------
Contract revenue earned.....................   100.0%        100.0%        100.0%        100.0%
Cost of revenue earned......................    65.0%         60.4%         61.7%         75.2%
Gross profit................................    35.0%         39.6%         38.3%         24.8%
Selling and administrative expenses.........    25.2%         28.6%         21.7%         18.1%
Income before income taxes..................    10.1%        (20.2)%        16.1%          4.7%
Net income (loss)...........................     5.9%        (11.9)%        10.2%          3.6%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Contract revenue earned increased $782,482, or 8%, from $10,225,676 in the year ended December 31, 1999 to $11,008,158 in the year ended December 31, 2000. This was primarily due to the addition of the State of Rhode Island Department of Children, Youth and Families maintenance and support contract known as RICHIST in February, 2000. This increase was partially offset by lower contract revenue from certain private sector accounts.

    Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $979,535, or 16%, from $6,178,286 in 1999 to $7,157,821 in 2000 due to increased contract revenues and startup costs associated with the RICHIST contract.

    Gross profit decreased $197,053 from $4,047,390 in 1999 to $3,850,337 in
2000. Gross profit, as a percentage of revenue, was 40% for 1999 and 35% for 2000. The decrease in gross profit percentage is due to higher costs relating to the RICHIST contract.

    Selling, general and administrative expenses ("SG&A") decreased $141,992, or 5%, from $2,920,352 in 1999 to $2,778,360 in 2000 primarily due to lower staffing and lower bad debt expenses.

    Interest expense decreased $24,033, or 16%, from $153,765 in 1999 to $129,732 in 2000 due to a reduction in long-term debt.

    As a result of the foregoing, income before income taxes was $1,106,868 in 2000, an increase of $3,171,483 from a loss before taxes of $2,064,615 in 1999.

    Net income increased $1,875,483 in 2000 from a loss of $1,221,615 in 1999 to net income of $653,868 in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Contract revenue earned decreased $174,303, or 2%, from $10,399,979 in the year ended December 31, 1998 to $10,225,676 in the year ended December 31, 1999. This was primarily due to the completion of the Maine Automated Child Welfare Information System (MACWIS), lower maintenance and support services at MIM Corporation, and the completion of a contract with GTECH Corporation. This decrease was offset by increased revenues from the installation of a web-based application and related work in support of a "Performance Based Transcript" system for a local university.

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

    The effect of the litigation settlement in 1999 before taxes consisting of
(1) the write off of Hawaii related receivables, work in process and liabilities, (2) the present value of the payment due to Hawaii, (3) a $300,000 payment from CBSI and (4) a $50,000 payment from MAXIMUS is $3,126,665. See Item 3--Legal Proceedings and Notes 11 and 12 in Notes to Financial Statements.

    Interest expense increased $28,451, or 23%, from $125,314 in 1998 to $153,765 in 1999 due to the imputed interest on the note payable to the State of Hawaii. See Item 3--Legal Proceedings.

    As a result of the foregoing, loss before income taxes was $2,064,615 in 1999, a decrease of $3,738,621 from income before taxes of $1,674,006 in 1998.

    Net income decreased $2,282,621 in 1999 from $1,061,006 in 1998 to a net loss of $1,221,615 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    In order to finance bid preparation costs and to obtain sufficient collateral to support performance bonds required by some customers, the Company has, in the past, entered into joint ventures with other firms with greater financial resources when bidding for contracts. The Company continues to expand this practice prospectively as well as pursue more time and material contracts than it had historically pursued. Time and materials contracts generally do not require performance bonds and almost always involve less risk to meet customer requirements.

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

    The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $1,478,361, $1,584,094 and $1,066,014 in the years ended December 31, 2000, 1999, and 1998, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable and income tax receivable and payable, accounts payable and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

    On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company, subordinated to the revolving line of credit with the commercial bank. The BDC was also issued five-year warrants to purchase 11,500 unregistered shares of the Company's Common Stock at a price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes model and is being amortized ratably over the exercise period. Such amount is included in other non-current assets on the accompanying balance sheet.

    On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On December 31, 2000, the revolving line of credit had an outstanding balance of zero.

    The Company believes that cash flow generated by operations will be sufficient to fund continuing operations through the end of 2001. The Company believes that inflation has not had a material impact on its results of operations to date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

    The Company currently intends to include the information required by Item 10 in the Company's 2001 Annual Meeting Proxy Statement ("2001 Proxy Statement") and such proxy statement is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

    The Company currently intends to include the information required by Item 11 in the Company's 2001 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Company currently intends to include information required by Item 12 in the Company's 2001 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company currently intends to include information required by Item 13 in the Company's 2001 Proxy Statement and such information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) (1)  LIST OF FINANCIAL STATEMENTS.

    The following financial statements and notes thereto of the Company and Independent Auditors' Report thereon are included on pages F-2 to F-21 of this report:

        Independent Auditors' Report of Sansiveri, Kimball & McNamee L.L.P.

        Balance Sheets as of December 31, 2000 and 1999

        Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998

        Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

        Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

        Notes to Financial Statements

    (2)  LIST OF FINANCIAL STATEMENT SCHEDULES.

    All schedules have been omitted because they are either not applicable or not required, or the required information is provided in the financial statements or notes thereto.

    (3)  LIST OF EXHIBITS.

EXHIBIT

NUMBER   EXHIBIT

    3.1    Articles of Incorporation of the Company, as amended

    3.2    Bylaws of the Company, as amended

   10.1 Stock Purchase Agreement dated October 29, 1992 between the Company and Saugatuck Capital Company Limited Partnership III (incorporated by reference from the Company's Form 10, exhibit 10.7, File No. 0-21038)

   10.2 Registration Rights Agreement dated October 29, 1992 between the Company and Saugatuck Capital Company Limited Partnership III (incorporated by reference from the Company's Form 10, exhibit 10.8, File No. 0-21038)

   10.3 Incentive Stock Option Plan (incorporated by reference from the Company's Form 10, exhibit 10.9, File No. 0-21038)

   10.4 Deferred Compensation Agreement between the Company and Mr. Robert E. Radican, as amended (incorporated by reference from the Company's Form 10-K, exhibit 10.10, for the fiscal year ended December 31,
           1994)

   10.5 1993 Employee Stock Purchase Plan (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended December 31, 1994)

   10.6    1993 Incentive Stock Option Plan, as amended

   10.7    Non-employee Director Stock Option Plan, as amended

   10.8 Contract dated April, 1997 between the Company and the State of Maine Re: Automated child welfare system (incorporated by reference from the Company's Form 10-K, exhibit 10.18, for the fiscal year ended December 31, 1997)

   10.9 Agreement dated December 29, 1997 between the Company and Lockheed Martin IMS re: note payable (incorporated by reference from the Company's Form 10-K, exhibit 10.19, for the fiscal year ending December 31, 1997)

  10.10 Credit Agreement dated September 23, 1998 between the Company and Small Business Loan Fund Corporation, a subsidiary of the Rhode Island Economic Development Corporation (incorporated by reference from the Company's Form 10-K, exhibit 10.16, for the fiscal year ending December 31, 1998)

  10.11 Credit Agreement dated September 23, 1998 between the Company and Business Development Corporation of Rhode Island (incorporated by reference from the Company's Form 10-K, exhibit 10.17, for the fiscal year ending December 31, 1998)

  10.12 Employment Agreement between the Company and Mr. Kenneth C. Kirsch dated January 1, 1999 (incorporated by reference from the Company's Form 10-K, exhibit 10.12, for the fiscal year ended December 31,
           1999)

  10.13 Contract dated April 28, 1999 between then Company and Complete Business Solutions, Inc. ("CBSI") dismissing all outstanding claims between the Company and CBSI

           (incorporated by reference from the Company's Form 10-K, exhibit 10.13, for the fiscal year ended December 31, 1999)

  10.14 Contract dated May 1, 1999 between the Company and the State of Hawaii dismissing all outstanding claims between the Company and the State of Hawaii (incorporated by reference from the Company's
           Form 10-K, exhibit 10.14, for the fiscal year ended December 31,
           1999)

  10.15 Contract dated July 1, 1999 between the Company and the State of Rhode Island Department of Human Services re: support services (incorporated by reference from the Company's Form 10-K, exhibit 10.15, for the fiscal year ended December 31, 1999)

  10.16 Loan Agreement dated November 15, 1999 between the Company and Fleet National Bank (incorporated by reference from the Company's
           Form 10-K, exhibit 10.16, for the fiscal year ended December 31,
           1999)

  10.17 Contract dated January 27, 2000 between the Company and the State of Rhode Island Department of Children, Youth and Families re: support services.

  22.1 List of Subsidiaries (incorporated by reference from the Company's Form 10, File No. 0-21038)

  23.1     Consent of Sansiveri, Kimball & McNamee L.L.P.

(B)   REPORTS ON FORM 8-K.

    A current report on Form 8-K, dated October 5, 2000 was filed by the Company and included the press release dated October 5, 2000 announcing the extension of the State of Rhode Island RICHIST support contract.

    A current report on Form 8-K, dated September 27, 2000 was filed by the Company and included the press release dated October 25, 2000 announcing the Company's results for the three months ended September 30, 2000. A Statement of Operations (without notes) for the quarters ended September 30, 2000, and 1999 was also included with the filing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned on the 12th day of March 2000.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                                                       Chairman of the Board,           March 12, 2001
                /s/ KENNETH C. KIRSCH                    President, and Chief
     -------------------------------------------         Executive Officer (Principal
                  Kenneth C. Kirsch                      Executive Officer)

                                                       Vice President of Finance and    March 12, 2001
                                                         Administration, Chief
                 /s/ JAMES J. FERRY                      Financial Officer, and
     -------------------------------------------         Treasurer (Principal
                   James J. Ferry                        Financial and Accounting
                                                         Officer)

                 /s/ DONNA J. GUIDO                                                     March 12, 2001
     -------------------------------------------       Vice President of Information
                   Donna J. Guido                        Systems and Director

                  /s/ HENRY N. HUTA                                                     March 12, 2001
     -------------------------------------------       Director
                    Henry N. Huta

                 /s/ EDWARD J. BRAKS                                                    March 12, 2001
     -------------------------------------------       Director
                   Edward J. Braks

                /s/ OWEN S. CRIHFIELD                                                   March 12, 2001
     -------------------------------------------       Director
                  Owen S. Crihfield

               /s/ THOMAS J. BERARDINO                                                  March 12, 2001
     -------------------------------------------       Director
                 Thomas J. Berardino

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
Independent Auditors' Report of Sansiveri, Kimball & McNamee
  L.L.P.....................................................     F-2

Balance Sheets as of December 31, 2000 and 1999.............   F-3-4

Statements of Operations for the Years Ended December 31,
  2000, 1999, and 1998......................................     F-5

Statements of Stockholders' Equity for the Years Ended
  December 31, 2000, 1999, and 1998.........................     F-6

Statements of Cash Flows for the Years Ended December 31,
  2000, 1999, and 1998......................................   F-7-8

Notes to Financial Statements...............................     F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Network Six, Inc.:

    We have audited the accompanying balance sheet of Network Six, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Network Six, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

Sansiveri, Kimball & McNamee, L.L.P.
/s/ Sansiveri, Kimball & McNamee, L.L.P.

Providence, Rhode Island
February 6, 2001

                               NETWORK SIX, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 1,650,959   $ 2,453,935
  Short term investments (Note 2)...........................    1,803,387            --
  Contract receivables, less allowance for doubtful accounts
    of $49,000 at December 31, 2000 and 1999 (Note 3).......    1,094,142     1,561,255
  Costs and estimated earnings in excess of billings on
    contracts (Note 4)......................................      843,021       759,891
  Refundable taxes on income................................           --       150,640
  Deferred taxes (Note 7)...................................      268,177       287,083
  Other assets..............................................       46,127       151,933
                                                              -----------   -----------
    Total current assets....................................    5,705,813     5,364,737
                                                              -----------   -----------
Property and equipment:
  Computers and equipment...................................      639,258       590,124
  Furniture and fixtures....................................      162,606       162,606
  Leasehold improvements....................................       20,190        20,191
                                                              -----------   -----------
                                                                  822,054       772,921
Less: accumulated depreciation and amortization.............      659,097       578,015
                                                              -----------   -----------
    Net property and equipment..............................      162,957       194,906
Deferred taxes (Note 7).....................................       79,701       513,795
Other assets................................................       47,007        86,750
                                                              -----------   -----------
Total assets................................................  $ 5,995,478   $ 6,160,188
                                                              ===========   ===========

                               NETWORK SIX, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 5):
    Vendors.................................................  $   100,000   $   100,000
    Others..................................................      354,018       349,141
  Accounts payable..........................................       31,023       202,195
  Accrued salaries and benefits.............................      389,158       508,193
  Other accrued expenses....................................       93,021       107,913
  Billings in excess of costs and estimated earnings on
    contracts (Note 4)......................................       19,048       124,458
  Preferred stock dividends payable.........................    1,473,612     1,119,468
                                                              -----------   -----------
    Total current liabilities...............................    2,459,880     2,511,368
                                                              -----------   -----------
Long-term debt, less current portion (Note 5):
    Vendors.................................................      442,239       542,239
    Others..................................................      416,618       775,636
                                                              -----------   -----------
    Total Liabilities.......................................    3,318,737     3,829,243
                                                              -----------   -----------
Commitments (Notes 6 and 9)

Stockholders' equity (Note 8):
  Series A convertible preferred stock, $3.50 par value.
    Authorized 857,142.85 shares; issued and outstanding
    714,285.71 shares in 2000 and 1999; liquidation of $3.50
    per share plus unpaid and accumulated dividends.........    2,235,674     2,235,674
  Common stock, $.10 par value. Authorized 4,000,000 shares;
    issued and outstanding 825,684 shares in 2000 and
    794,306 in 1999.........................................       82,568        79,430
Additional paid-in capital..................................    1,947,767     1,888,652
Treasury stock, recorded at cost, 11,843 shares at December
  31, 2000 and 8,081 shares at December 31, 1999............      (44,360)      (28,179)
Retained earnings (accumulated deficit).....................   (1,544,908)   (1,844,632)
                                                              -----------   -----------
    Total stockholders' equity..............................    2,676,741     2,330,945
                                                              -----------   -----------
    Total Liabilities and Stockholders' Equity..............  $ 5,995,478   $ 6,160,188
                                                              ===========   ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Contract revenue earned (Note 10).....................  $11,008,158   $10,225,676   $10,399,979
Cost of revenue earned................................    7,157,821     6,178,286     6,418,678
                                                        -----------   -----------   -----------
  Gross profit (loss).................................    3,850,337     4,047,390     3,981,301

Selling, general and administrative expenses..........    2,778,360     2,920,352     2,260,418
Litigation settlement (Note 12).......................           --     3,126,665            --
                                                        -----------   -----------   -----------
  Income (loss) from operations.......................    1,071,977    (1,999,627)    1,720,883
Other deductions (income)
  Interest expense....................................      129,732       153,765       125,314
  Interest earned.....................................     (164,623)      (88,777)      (78,437)
                                                        -----------   -----------   -----------
    Income (loss) before income taxes.................    1,106,868    (2,064,615)    1,674,006
Income taxes (Note 7).................................      453,000      (843,000)      613,000
                                                        -----------   -----------   -----------
Net income (loss).....................................  $   653,868   $(1,221,615)  $ 1,061,006
                                                        ===========   ===========   ===========
Net income (loss) per share:
Basic.................................................  $      0.37   $     (1.96)  $      0.96
                                                        ===========   ===========   ===========
Diluted...............................................  $      0.37   $     (1.96)  $      0.96
                                                        ===========   ===========   ===========
Shares used in computing net income (loss) per share:
Basic.................................................      805,809       787,638       758,547
                                                        ===========   ===========   ===========
Diluted...............................................      805,809       787,638       758,547
                                                        ===========   ===========   ===========
Preferred dividends...................................  $   354,144   $   323,476   $   335,925
                                                        ===========   ===========   ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    SERIES A                               RETAINED
                                   CONVERTIBLE              ADDITIONAL     EARNINGS                    TOTAL
                                    PREFERRED     COMMON     PAID-IN     (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                      STOCK       STOCK      CAPITAL       DEFICIT)      STOCK        EQUITY
                                   -----------   --------   ----------   ------------   --------   -------------
Balance at December 31, 1997.....  $2,235,674    $73,429    $1,670,939   $(1,024,622)   $     --    $ 2,955,421

Net Income.......................                                          1,061,006                  1,061,006
Dividends on preferred stock
  13.5%/ share (Q1-Q3); 13.25%
  (Q4)...........................                                           (335,925)                  (335,925)
Shares Issued in connection with
  exercise of options 6,275
  shares.........................                    628        12,223                                   12,851
Sale of 24,094 shares of common
  stock..........................                  2,409        76,316                                   78,725
Warrants issued with term loan...                               36,806                                   36,806
                                   ----------    -------    ----------   -----------    --------    -----------
Balance at December 31, 1998.....   2,235,674     76,466     1,796,284      (299,541)         --      3,808,883

Net Income (Loss)................                                         (1,221,615)                (1,221,615)
Dividends on preferred stock
  12.75%/share (Q1-Q2); 13.0%
  (Q3); 13.25% (Q4)..............                                           (323,476)                  (323,476)
Shares Issued in connection with
  exercise of options 14,200
  shares.........................                  1,420        35,036                                   36,456
Purchase of 8,081 treasury
  shares.........................                                                        (28,179)       (28,179)
Sale of 15,443 shares of common
  stock..........................                  1,544        57,332                                   58,876
                                   ----------    -------    ----------   -----------    --------    -----------
Balance at December 31, 1999.....   2,235,674     79,430     1,888,652    (1,844,632)    (28,179)     2,330,945

Net Income.......................                                            653,868                    653,868
Dividends on preferred stock
  13.5%/ share (Q1); 14.0% (Q2);
  14.5% (Q3-Q4)..................                                           (354,144)                  (354,144)
Shares Issued in connection with
  exercise of options 29,600
  shares.........................                  2,960        53,292                                   56,252
Purchase of 3,762 treasury
  shares.........................                                                        (16,181)       (16,181)
Sale of 1,778 shares of common
  stock..........................                    178         5,823                                    6,001
                                   ----------    -------    ----------   -----------    --------    -----------
Balance at December 31, 2000.....  $2,235,674    $82,568    $1,947,767   $(1,544,908)   $(44,360)   $ 2,676,741
                                   ==========    =======    ==========   ===========    ========    ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000         1999          1998
                                                          ----------   -----------   -----------
Net Income (loss).......................................  $  653,868   $(1,221,615)  $ 1,061,006
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.........................      92,091        74,237        47,415
  Litigation settlement, excluding cash received........          --     3,476,665            --
  Provision for doubtful accounts.......................          83        97,760        19,175
  Loss on sale/disposal of fixed assets.................       1,606         3,976         6,518
  Provision for deferred taxes..........................     453,000      (806,272)     (149,000)
  Accrued financing fee.................................          --            --        20,000
  Forgiveness of note payable to vendor.................          --            --       (50,036)
  Changes in operating assets and liabilities:
  Contract receivables..................................     467,030       307,773        25,416
  Cost and estimated earnings in excess of billings on
    contracts...........................................     (83,130)      460,362       168,262
  Refundable taxes on income............................     150,640      (150,640)           --
  Other current assets..................................     105,806       (39,500)      131,824
  Other noncurrent assets...............................      39,743       334,870       181,548
  Accounts payable......................................    (171,172)      143,739      (129,921)
  Accrued salaries and benefits.........................    (119,035)      (71,127)      130,187
  Accrued subcontractor expense.........................          --       (12,107)   (1,327,443)
  Other accrued expenses................................     (14,892)      (16,847)      (21,483)
  Billings in excess of costs and estimated earnings on
    contracts...........................................    (105,410)     (217,114)      185,818
  Income taxes payable..................................          --      (780,066)      766,728
                                                          ----------   -----------   -----------
    Net cash provided by operating activities...........  $1,470,228   $ 1,584,094   $ 1,066,014
                                                          ----------   -----------   -----------

                               NETWORK SIX, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000          1999         1998
                                                          -----------   ----------   -----------
Cash flows from investing activities:
  Purchases of:
    Short-term investments..............................  $(2,848,387)          --            --
    Property and equipment..............................      (62,472)  $ (101,925)  $  (156,299)
  Proceeds from:
    Maturities of short-term investments................    1,045,000           --            --
    Sale of assets......................................          724        1,023            --
                                                          -----------   ----------   -----------
      Net cash (used in) investing activities...........   (1,865,135)    (100,902)     (156,299)
                                                          -----------   ----------   -----------
Cash flows from financing activities:
  Principal payments on capital lease obligations.......           --      (61,447)      (59,120)
  Net proceeds (payments) from note payable to bank.....           --           --    (1,160,000)
  Proceeds from long-term debt..........................           --           --       500,000
  Payments on long-term debt............................     (454,141)    (476,998)     (132,060)
  Proceeds from issuance of common stock................       62,253       95,332        91,576
  Purchase of treasury stock............................      (16,181)     (28,179)           --
                                                          -----------   ----------   -----------
      Net cash used in financing activities.............     (408,069)    (471,292)     (759,604)
                                                          -----------   ----------   -----------
  Net increase (decrease) in cash.......................     (802,976)   1,011,900       150,111
  Cash at beginning of year.............................    2,453,935    1,442,035     1,291,924
                                                          -----------   ----------   -----------
  Cash at end of year...................................  $ 1,650,959   $2,453,935   $ 1,442,035
                                                          ===========   ==========   ===========
Supplemental cash flow information:
  Cash (received) paid during the year for:
    Income taxes, net...................................  $  (176,880)  $  893,977   $    (4,788)
                                                          ===========   ==========   ===========
    Interest, net.......................................  $   (61,253)  $    7,939   $    89,030
                                                          ===========   ==========   ===========

                See accompanying notes to financial statements.

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

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

                        DECEMBER 31, 2000, 1999 AND 1998

    (C) CASH

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

    (G) NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing net income
(loss), after deducting dividends on Series A convertible preferred stock by the weighted average number of common shares, and in the case of diluted earnings per share assuming the conversion of the convertible preferred stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants. For 2000, 1999 and 1998, the stock purchase warrants, options, and convertible preferred stock and related dividends declared have not been included in the computation of net income or loss per share, since the effect would be anti-dilutive. Therefore the numerator of the basic and diluted earnings per share calculations were the same, as was the denominator.

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

    (H) COSTS OF MODIFYING SOFTWARE

    The costs of modifying the Company's software for year 2000 compliance were charged to expense as incurred.

    (I) COSTS OF FAILURE TO BE YEAR 2000 COMPLIANT

    Any losses that may result if the Company, its suppliers, subcontractors, or customers fail to correct Year 2000 deficiencies are recorded as they are incurred.

    (J) FINANCIAL INSTRUMENTS

    Financial Instruments consist of cash, certificates of deposit, U.S. Government Securities, contract accounts receivable, leases receivable, accounts payable, lease obligations, and notes payable. The carrying value of these financial instruments approximates their fair value.

    (K) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts on contract receivables and the recognition of revenue on fixed price contracts by the percentage of completion method. Actual results could differ from those estimates.

(2) SHORT-TERM INVESTMENTS

    The carrying amounts and approximate fair values of certificates of deposit and U.S. government securities at December 31, 2000 are as follows:

                                                              GROSS
                                                            UNREALIZED      FAIR
                                          CARRYING AMOUNT      LOSS        VALUE
                                          ---------------   ----------   ----------
Short-term investments:

Certificates of deposit.................     $1,502,000                  $1,502,000
U.S. Government and Federal agency
  securities............................        301,387       $(1,480)      299,907
                                             ----------       -------    ----------
                                             $1,803,387       $(1,480)   $1,801,907
                                             ==========       =======    ==========

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

(3) CONTRACT RECEIVABLES

    Contract receivables at December 31 consist of:

                                                          2000         1999
                                                       ----------   ----------
Time and materials and completed fixed price
  contracts..........................................  $  654,101   $1,012,540
Fixed price contracts in progress....................     489,299      597,890
                                                       ----------   ----------
                                                        1,143,400    1,610,430
    Less allowance for doubtful accounts.............      49,258       49,175
                                                       ----------   ----------
                                                       $1,094,142   $1,561,255
                                                       ==========   ==========

(4) COSTS AND ESTIMATED EARNINGS ON CONTRACTS

    Cost and estimated earnings on contracts at December 31 consist of:

                                                        2000          1999
                                                     -----------   -----------
Beginning balance..................................  $   635,433   $   878,681
Costs incurred.....................................    7,157,821     6,178,286
Estimated Earnings.................................    3,850,337     4,047,390
                                                     -----------   -----------
                                                      11,643,591    11,104,357
Less billings......................................   10,819,618    10,468,924
                                                     -----------   -----------
                                                     $   823,973   $   635,433
                                                     ===========   ===========

    Included in the accompanying balance sheets under the following captions:

                                                           2000       1999
                                                         --------   ---------
Costs and estimated earnings in excess of billings on
  contracts............................................  $843,021   $ 759,891
Billings in excess of costs and estimated earnings on
  contracts............................................   (19,048)   (124,458)
                                                         --------   ---------
                                                         $823,973   $ 635,433
                                                         ========   =========

Costs and estimated earnings on contracts at December 31, 2000 and 1999 are expected to be billed and collected within one year.

(5) NOTES PAYABLE

    (A) SECURED NOTES

    On September 21, 1998 the Company entered into two five-year term loans, each for $250,000. One lender was the Small Business Loan Fund Corporation, ("SBLFC"), a subsidiary of the Rhode Island Economic Development Corporation. The other lender was the Business Development Corporation of Rhode Island ("BDC"). The SBLFC loan carries an annual interest rate of 9.5% and must be repaid over five years. The BDC loan carries an annual interest rate of 10.25%, and an annual deferred fee of $5,000, and must be paid back over five years. Both term loans are secured by substantially all the assets of the Company subordinated to the revolving line of credit with a commercial bank. The BDC loan contains certain covenants which the Company complied with as of December 31, 2000. The BDC was also issued five-year warrants to purchase 11,500 shares of the

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

Company's common stock with a strike price of $4.50 per share. The warrants expire on September 20, 2003. The fair value of the warrants was estimated by the Company to be $36,806 using the Black-Scholes model and is being amortized ratably over the exercise period. Such amount is included in other non-current assets on the accompanying balance sheet.

    On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On December 31, 2000, the revolving line of credit had an outstanding balance of zero.

    (B) UNSECURED NOTES

    On December 29, 1997, the Company restructured a $842,239 account payable with Unisys to a four year unsecured note payable. After Unisys filed a claim against the Company's Hawaii- related performance bond, the bonding company paid Unisys, and then Lockheed Martin IMS Corporation ("Lockheed") reimbursed the bonding company. Lockheed had guaranteed the Company's performance bond for the Hawaii contract. The note is payable to Lockheed and carries an initial interest rate of five percent through 1998, and six percent from 1999 until December 29, 2004, with such interest to be paid monthly. Principal payments are to be made annually as follows: December 1998--$100,000, December 1999--$100,000,
December 2000--$100,000, December 2001--$100,000, December 2002--$100,000,
December 2003--$150,000, December 2004--$192,239. The note has a discount provision for early payment.

    On May 11, 1999, the Company entered into a Settlement and Mutual Release Agreement with the State of Hawaii to resolve its long standing litigation. The Company agreed to pay the State of Hawaii $1 million over four years as follows:
June 1999--$250,000, June 2000--$250,000, June 2001--$250,000,
June 2002--$125,000 and June 2003--$125,000. The first payment was reduced by a $50,000 credit for the settlement of a lease obligation on computer equipment. The equipment lessor, who had filed suit against the Company, accepted $50,000 from the Company in full payment of that obligation. As of December 31, 2000, the remaining principal outstanding was $500,000.

    Scheduled maturities of secured and unsecured long term debt as of December 31, 2000 are as follows:

2001........................................................   $  454,019
2002........................................................      339,379
2003........................................................      327,238
2004........................................................      192,239
                                                               ----------
                                                               $1,312,875
                                                               ==========

(6) LEASES

    The Company leases office space and equipment under several operating leases expiring at various times through 2001. Rent expense, including utilities, for the years ended December 31, 2000, 1999 and

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1998 was approximately $248,000, $216,000 and $192,000, respectively. Rental obligations as of December 31, 2000 for the remainder of the lease terms are as follows:

                                                              OPERATING LEASES
                                                              ----------------
      2001..................................................      $213,828
      2002..................................................       196,703
                                                                  --------
Total lease payments........................................      $410,531
                                                                  ========

(7) INCOME TAXES

    The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                2000       1999        1998
                                              --------   ---------   ---------
Current taxes:
  Federal...................................  $     --   $      --   $ 599,000
  State.....................................        --          --     163,000
                                              --------   ---------   ---------
Sub total...................................        --          --     762,000
                                              --------   ---------   ---------
Deferred taxes:
  Federal...................................   358,000    (666,000)   (119,000)
  State.....................................    95,000    (177,000)    (30,000)
                                              --------   ---------   ---------
Sub total...................................   453,000    (843,000)   (149,000)
                                              --------   ---------   ---------
Total.......................................  $453,000   $(843,000)  $ 613,000
                                              ========   =========   =========

    Actual income tax expense (benefit) for the years ended December 31, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) from operations as a result of the following:

                                                 2000       1999        1998
                                               --------   ---------   --------
Computed "expected" tax expense (benefit)....  $376,335   $(701,969)  $569,162
Increase in income tax expense (benefit)
  resulting from state and local taxes, net
  of federal income tax benefit..............    61,985    (115,618)    93,744
Change in beginning of the year balance of
  the valuation allowance for deferred tax
  asset, allocated to income tax expense.....        --          --    (50,000)
Other, net...................................    14,680     (25,413)        94
                                               --------   ---------   --------
Total income tax expense (benefit)...........  $453,000   $(843,000)  $613,000
                                               ========   =========   ========
Effective tax rate (%).......................        41          41         37
                                               ========   =========   ========

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

    Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                            2000       1999
                                                          --------   --------
Deferred tax assets:
  Accounts receivable, principally due to
  allowance for doubtful accounts.......................  $ 19,538   $ 19,508
  Deferred compensation.................................    22,588     43,089
  Loss carryforward.....................................    79,000    429,497
  Property, plant and equipment depreciation............     3,793      1,043
  Hawaii settlement.....................................   166,344    247,580
  Vacation expense......................................    55,195     54,765
  Stock bonus...........................................    10,748     20,146
  Loan facility fee.....................................     5,950      7,933
                                                          --------   --------
    Total gross deferred tax assets.....................   363,156    823,561

  Deferred tax liability
    Retainage, due to deferral for tax reporting........    15,278     22,683
                                                          --------   --------
    Net deferred tax asset..............................  $347,878   $800,878
                                                          ========   ========

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes their future taxable earnings will be sufficient to support the recognition of deferred tax assets.

    As of December 31, 2000, the Company has net operating losses available to offset future taxable income of approximately $230,000. Such carry forwards expire in 2019.

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

    Each share of preferred stock may be converted at any time into common stock, on a basis of four shares of preferred stock for one share of common stock and the holders of preferred stock are entitled to one vote per four shares on all matters on which stockholders are entitled to vote, including the election of Directors. As long as there are at least 238,071 shares of preferred stock outstanding, the holders thereof are entitled as a class to elect one member of the Board of Directors. The

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

affirmative vote of a majority of the issued and outstanding shares of preferred stock is required: (i) for the issuance of a class of equity securities with dividend rights superior to the preferred stock; (ii) for the Company to engage in any transaction that would materially impair the rights of the preferred stock; (iii) for the Company to declare, pay or otherwise distribute any dividends except out of retained earnings of the Company; (iv) to increase or decrease the size of the Company's Board of Directors (v) or to issue Common Stock or rights to purchase common stock to officers, employees, directors or consultants of the Company if the total number of shares held by such persons would exceed 10% of the issued and outstanding shares of Common Stock after giving effect to such issuance.

    Until September 30, 1997, the holders of preferred stock were entitled to receive dividends at the rate of 7.5% per share per annum payable quarterly in arrears commencing on December 31, 1992. Effective October 1, 1997, the dividend rate became the prime rate of interest as of the first business day following the end of the quarter, plus five (5) percent. The Company is required to pay such dividends before any dividends may be declared or paid for any of the common stock. In the event the Company shall be in arrears in whole or in part with respect to at least three quarterly dividend payments due to holders of preferred stock, such holders voting as a class are entitled to elect two members of the Board of Directors. Accrued and unpaid dividends as of December 31, 2000 were $1,473,612, which equals $2.06 per share of outstanding preferred stock.

    (B) COMMON STOCK WARRANTS

    Warrants to purchase 3,750 shares of the Company's common stock at an exercise price ranging from $12.00-$18.00 per share were authorized and issued April 14, 1995. These warrants expired on April 14, 2000.

    Warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $16.00 per share were authorized and issued in 1993. At December 31, 2000 all of these warrants remain outstanding and are exercisable until November 23, 2003.

    Warrants to purchase 11,500 shares of the Company's common stock at an exercise price of $4.50 per share were authorized and issued in 1998 to one of the Company's secured lenders. At December 31, 2000 all of these warrants remain outstanding and are exercisable until September 20, 2003.

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

                               NETWORK SIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

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

                                                          2000        1999
                                                        --------   -----------
Net income (loss):          As Reported                 $653,868   $(1,221,615)
                            Pro Forma                    583,255    (1,299,742)

Net income (loss) per       As Reported                 $   0.37   $     (1.96)
share:
                            Pro Forma                       0.28         (2.06)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively; no dividend yield; expected volatility of 77.3% and 81.9%; risk-free interest rate of 5.4% and 5.1%; and expected lives of five years. The weighted-average fair market value of options granted during 2000 and 1999 was $1.60 and $2.70, respectively.

                               NETWORK SIX, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

(8) STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years on those dates is presented below:

                                                2000                  1999                  1998
                                         -------------------   -------------------   -------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                                    EXERCISE              EXERCISE              EXERCISE
                                          SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         --------   --------   --------   --------   --------   --------
Outstanding at beginning of year.......  215,285     $2.57     252,440     $2.66     136,225     $1.64
Granted................................   75,000      2.39      53,000      3.93     131,410      3.65
Cancelled..............................       --        --          --        --          --        --
Exercised..............................  (29,600)     1.90     (14,200)     2.57      (6,275)     2.05
Forfeited..............................  (40,230)     4.00     (75,955)     3.80      (8,920)     2.59
                                         -------               -------               -------
Outstanding at end of year.............  220,455      2.34     215,285      2.57     252,440      2.66
                                         =======               =======               =======
Exercisable at year end................  135,328        --     113,379      2.04      80,750      1.88
                                         =======               =======               =======

    The following table summarizes information about the Company's stock options, considered compensation under SFAS 123, outstanding at December 31, 2000:

                                                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                  -----------------------------------   -------------------
                                                       NUMBER          WEIGHTED AVG           NUMBER
                                                    OUTSTANDING         REMAINING           EXERCISABLE
EXERCISE PRICE                                    AT DEC 31, 2000    CONTRACTUAL LIFE     AT DEC 31, 2000
--------------                                    ----------------   ----------------   -------------------
$1.500..........................................        29,450              5.9                29,450
 1.594..........................................        51,000             10.0                    --
 1.750..........................................        32,750              6.3                32,750
 2.000..........................................        21,125              5.9                21,125
 3.000..........................................        38,880              7.4                24,253
 3.125..........................................        18,750              7.1                12,500
 3.188..........................................         2,500              7.9                 1,250
 3.250..........................................         6,000              8.9                 1,500
 4.125..........................................        10,000              8.6                 2,500
 4.625..........................................         7,500              9.2                 7,500
 4.688..........................................         2,500              9.2                 2,500
                                                       -------                                -------
                                                       220,455                                135,328
                                                       =======                                =======

    At December 31, 2000, 1999, and 1998, common shares reserved for issuance under the Company's Incentive Stock Option plan was 275,000, 275,000 and 275,000, respectively. At December 31, 2000, 1999 and 1998, common shares available under the Non-Employee Director Option Plan were 50,000 for each of the years. Each director will be awarded 2,500 options, each year in January, for a maximum of 10,000 options per Director.

                               NETWORK SIX, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

(9) COMMITMENTS

    The Company has a profit sharing plan under which all full-time employees with at least one year of service with the Company are eligible to participate. The Board of Directors administers the profit sharing plan and establishes the formula for each year's distributions. Distributions for each calendar year are made in the following year to eligible employees who were employed for the full previous calendar year. There was no profit sharing plan expense for the years ended December 31, 2000, 1999 and 1998.

    The Company sponsors a 401(k) Plan Trust in which all employees are eligible to participate. Participants can contribute up to 15% of total compensation subject to the annual Internal Revenue Service dollar limitation. Effective January 1, 1999 the Company elected to match 50% of employee contributions, up to 3% of each employee's annual total compensation. Company matching contributions vest ratably over 5 years. The Company's matching contributions totaled approximately $70,000 for the year ended December 31, 2000.

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

(10) CONCENTRATION OF REVENUE

    During 2000, 1999 and 1998 the Company had the following sales from customers whose individual sales exceeded 10% of the Company's total sales:

                                                             2000          1999         1998
                                                          -----------   ----------   ----------
Rhode Island DHS........................................  $ 6,153,693   $5,617,033   $5,361,955
Maine Dept of Human Services............................    2,293,745    2,111,323    2,651,893
Rhode Island DCYF.......................................    1,472,244
MIM Corporation.........................................      266,103      798,926    1,188,327
                                                          -----------   ----------   ----------
                                                          $10,185,785   $8,527,282   $9,202,175
                                                          ===========   ==========   ==========

(11) LITIGATION

    As of December 31, 2000, the Company was not involved in any litigation.

    On November 12, 1996, the State of Hawaii filed a lawsuit against the Company and Aetna Casualty and Surety and Federal Insurance Company for damages due to an alleged breach of a child support enforcement ("CSE") contract between the Company and the State of Hawaii. The Company denied the State's allegation and filed a counter-claim alleging the State of Hawaii breached the contract. In addition, on December 13, 1996, Covansys (formerly known as Complete Business

                               NETWORK SIX, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

(11) LITIGATION (CONTINUED)
Solutions, Inc.) filed a lawsuit against the Company seeking damages relating to Covansys subcontract with the Company to the Hawaii CSE contract. The Company disputed Covansys claims and filed a number of counterclaims. On February 3, 1997, the Company filed a third-party complaint against MAXIMUS Corporation, Hawaii's contract supervisor and advisor on the Hawaii CSE contract, alleging, among other things, that MAXIMUS tortiously interfered in that contract. On
May 11, 1999, the Company reached a settlement agreement to end its lawsuits with the State of Hawaii and Covansys. Per the settlement, the Company agreed to pay the State of Hawaii $1 million over four years and received $300,000 from Covansys. As of the date of this filing, the Company has paid $500,000 to the State of Hawaii. The settlement resulted in a one-time charge to pre-tax earnings during the period ending June 30, 1999 of $3.1 million ($1.9 after-tax) which included the write-off of Hawaii related receivables, work in process and liabilities. On October 29, 1999, MAXIMUS agreed to pay the Company $50,000 in exchange for dismissal of the Company's third-party complaint.

(12) LITIGATION SETTLEMENT

    On May 11, 1999 the Company announced it had entered into a settlement agreement with the State of Hawaii and Covansys. See Note 11--Litigation. Prior to the settlement, the Company had assets related to the Hawaii project of $3.46 million and liabilities of $856,000. After tax considerations are taken into effect, the settlement will result in a reduction of net assets of $1.85 million. The effect of the settlement on net income for the twelve months ended December 31, 1999 was as follows:

Write off of contract receivables and costs in excess of
  billings on Hawaii contract...............................  $(3,459,382)
Present value of litigation settlement......................     (868,957)
Payment received from CBSI..................................      300,000
Payment received from MAXIMUS...............................       50,000
Hawaii payable..............................................      576,483
Capital leases, short and long term portion.................       57,994
Other accrued expenses......................................      217,197
                                                              -----------
Decrease in income before income taxes......................   (3,126,665)
Income tax effect...........................................    1,281,933
                                                              -----------
Decrease in net income......................................  $(1,844,732)
                                                              ===========

                               NETWORK SIX, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of quarterly results from operations:

                                                                     QUARTER
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                ----------   ----------   ----------   ----------
2000:
Contract revenue earned.......................  $2,856,038   $3,004,373   $2,619,519   $2,528,228
Gross profit..................................   1,072,509    1,044,660      859,958      873,210
Net income....................................     200,384      137,074      100,779      215,631
Earnings per share............................        0.15         0.06         0.01         0.15
Weighted average shares outstanding...........     795,725      819,284      825,584      813,841

1999:
Contract revenue earned.......................  $2,688,400   $2,550,370   $2,575,192   $2,411,718
Gross profit..................................   1,113,878      985,142      942,544    1,005,828
Net income (loss).............................     257,198   (1,712,238)     149,727       83,700
Earnings (loss) per share.....................        0.23        (2.27)        0.09         0.00
Weighted average shares outstanding...........     774,975      788,573      792,881      794,123