Form 10-Q
period 2001-03-31
NETWORK SIX INC
filed 2001-05-03
CIK 726714

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                ------------------
                                    FORM 10-Q
                                ------------------


(Mark  One)
[ x ] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[   ]    Transition  report  pursuant  to section  13 of 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             --------   --------


                           Commission File No. 0-21038


                                NETWORK SIX, INC.
             (Exact name of registrant as specified in its charter)



        Rhode  Island                                                 05-0366090
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                475 Kilvert Street, Warwick, Rhode Island  02886
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

As of March 31, 2001 there were 816,991 shares of the registrant's Common Stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                      NETWORK SIX, INC.
                                    CONDENSED BALANCE SHEETS

                                                                    Mar. 31, 2001     Dec. 31, 2000
ASSETS                                                               (unaudited)
                                                                   ----------------  ---------------
Current assets
 Cash                                                              $     2,215,173   $    1,650,959
 Short term investments                                                  1,237,387        1,803,387
 Contract receivables, less allowance for
   doubtful accounts of $49,000 at March 31,
   2001 and December 31, 2000                                            1,408,075        1,094,142
 Costs and estimated earnings in excess of
   billings on contracts                                                   791,721          843,021
 Deferred taxes                                                            128,014          268,177
 Other current assets                                                      126,619           46,127
                                                                   ----------------  ---------------
     Total current assets                                                5,906,989        5,705,813
                                                                   ----------------  ---------------


Property and equipment
  Computers and equipment                                                  636,474          639,258
  Furniture and fixtures                                                   162,606          162,606
  Leasehold improvements                                                    20,191           20,190
                                                                   ----------------  ---------------
                                                                           819,271          822,054
Less: accum. depreciation and amortization                                 673,624          659,097
                                                                   ----------------  ---------------
       Net property and equipment                                          145,647          162,957

Deferred taxes                                                              59,555           79,701
Other assets                                                                35,161           47,007
                                                                   ----------------  ---------------
   Total Assets                                                    $     6,147,352   $    5,995,478
                                                                   ================  ===============


                                                                    Mar. 31, 2001     Dec. 31, 2000
                                                                     (unaudited)
                                                                   ----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt:
    Vendors                                                        $       100,000   $      100,000
    Others                                                                 355,311          354,018
  Accounts payable                                                          85,407           31,023
  Accrued salaries and benefits                                            267,831          389,158
  Other accrued expenses                                                   134,047           93,021
  Billings in excess of costs and
     estimated earnings on contracts                                             -           19,048
  Preferred stock dividends payable                                      1,562,996        1,473,612
                                                                   ----------------  ---------------
    Total current liabilities                                            2,505,592        2,459,880
                                                                   ----------------  ---------------

Long-term debt, less current portion:
    Vendors                                                                442,239          442,239
    Others                                                                 389,795          416,618
                                                                   ----------------  ---------------
     Total Liabilities                                                   3,337,626        3,318,737
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85
    shares; issued and outstanding 714,285.71
    shares at March 31, 2001 and December 31,
    2000; liquidation of $3.50 per share
    plus unpaid and accumulated dividends                                2,235,674        2,235,674
  Common stock, $.10 par value. Authorized
    4,000,000 shares; issued 825,684 shares
    at March 31, 2001 and 825,684 at
    December 31, 2000                                                       82,568           82,568
Additional paid-in capital                                               1,941,318        1,947,767
Treasury stock recorded at cost 8,693 shares
    at March 31, 2001 and 11,843 shares at
    December 31, 2000                                                      (32,511)         (44,360)
Retained earnings (accumulated deficit)                                 (1,417,323)      (1,544,908)
                                                                   ----------------  ---------------
     Total stockholders' equity                                          2,809,726        2,676,741
                                                                   ----------------  ---------------
     Total Liabilities & Stockholders' Equity                      $     6,147,352   $    5,995,478
                                                                   ================  ===============


                                          NETWORK SIX, INC.
                                     CONDENSED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                                     THREE MONTHS     THREE MONTHS
                                                                    ENDED 3/31/01     ENDED 3/31/00
                                                                   ----------------  ---------------


Contract revenue earned                                            $     2,946,953   $    2,856,038
Cost of revenue earned                                                   1,892,908        1,783,529
                                                                   ----------------  ---------------
     Gross profit                                                        1,054,045        1,072,509

Selling, general & administrative expenses                                 708,566          730,822
                                                                   ----------------  ---------------
     Income from operations                                                345,479          341,687
                                                                   ----------------  ---------------

Other deductions (income)
     Interest expense                                                       26,231           37,386
     Interest earned                                                       (48,546)         (35,334)
                                                                   ----------------  ---------------
          Income before income taxes                                       367,794          339,635

Income taxes                                                               150,825          139,251
                                                                   ----------------  ---------------
Net income                                                         $       216,969   $      200,384
                                                                   ================  ===============
Net income per share:
Basic                                                              $          0.16   $         0.15
                                                                   ================  ===============
Diluted                                                            $          0.16   $         0.15
                                                                   ================  ===============
Shares used in computing net income per share:
Basic                                                                      814,891          795,725
                                                                   ================  ===============
Diluted                                                                    814,891          795,725
                                                                   ================  ===============
Preferred dividends                                                $        89,384   $       84,144
                                                                   ================  ===============


                                              NETWORK SIX, INC.
                                       CONDENSED STATEMENTS OF CASH FLOW
                                                 (UNAUDITED)



                                                                      Three months    Three months
                                                                          ended         ended
                                                                        3/31/01        3/31/00
                                                                   ----------------  ---------------

  Net Income                                                       $       216,969   $      200,384
  Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                   23,117           22,445
            Changes in operating assets and liabilities:
            Contract receivables                                          (313,933)         460,442
            Cost and estimated earnings
                 in  excess of billings on contracts                        51,300         (429,737)
            Income taxes receivable                                              -           (4,080)
            Other current assets                                           (80,492)           4,033
            Deferred tax assets                                            160,309          139,250
            Other assets                                                    11,846           21,817
            Accounts payable                                                54,384          (91,473)
            Accrued salaries and benefits                                 (121,327)        (165,454)
            Other accrued expenses                                          41,026           39,827
            Billings in excess of costs
              and estimated earnings on contracts                          (19,048)         (31,051)
                                                                   ----------------  ---------------
                Net cash provided by operating activities                   24,151          166,403
                                                                   ----------------  ---------------


                                                                      Three months    Three months
                                                                          ended          ended
                                                                        3/31/01         3/31/00
                                                                   ----------------  ---------------

  Cash flows from investing activities:
    Purchases of property and equipment                                     (5,807)         (30,677)
   Proceeds from maturities of short-term investments                      566,000                -
                                                                   ----------------  ---------------
          Net cash provided (used in) investing activities                 560,193          (30,677)
                                                                   ----------------  ---------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                             -           (8,132)
     Payments on long term debt                                            (25,530)         (24,353)
     Proceeds from issuance of common stock                                      -            6,151
     Sales (purchases) of treasury stock                                     5,400          (14,255)
                                                                   ----------------  ---------------
          Net cash (used in) financing activities                          (20,130)         (40,589)
                                                                   ----------------  ---------------
    Net increase in cash                                                   564,214           95,137
    Cash at beginning of period                                          1,650,959        2,453,935
                                                                   ----------------  ---------------
    Cash at end of period                                          $     2,215,173   $    2,549,072
                                                                   ================  ===============

Supplemental cash flow information:
         Cash paid during the period for:
                Income taxes                                       $        10,912   $            -
                Interest                                                    14,385           21,073
                                                                   ================  ===============

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                  (Unaudited)


(1)  Basis  of  Presentation

     The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the statements of income and cash flows for the three month periods ended March 31, 2001 and 2000, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)  Under  the  requirements  in  Statement  of  Financial Accounting Standards
     (SFAS) No. 128 for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

     This report contains forward-looking statements reflecting the Company's expectations or beliefs concerning future events that could materially affect Company performance in the future. All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as competitive pressures, litigation, and regulatory and state funding changes could cause results to differ materially from any that may be expected. Actual results and events may therefore differ significantly from those discussed in forward-looking statements. Moreover, forward-looking statements are made in the context of information available as of the date stated, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

GENERAL

     None

RESULTS  OF  OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2001

     Contract revenue increased $90,915 or 3% from $2,856,038 in the three months ended March 31, 2000 to $2,946,953 in the three months ended March 31, 2001, primarily due to increased billings on the State of Rhode Island Department of Human Services maintenance and support contract known as InRHODES ("InRHODES"). This revenue was partially offset by lower contract revenues from certain private sector accounts.

     Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $109,379 or 6% from $1,783,529 in the three months ended March 31, 2000 to $1,892,908 in the three months ended March 31, 2001. This was primarily related to higher revenues and a higher reliance on subcontract labor, which is generally at a higher cost than the Company's internal staff.

     Gross profit decreased $18,464 or 2%, from $1,072,509 for the three months ended March 31, 2000 to $1,054,045 for the three months ended March 31, 2001. Gross profit as a percentage of revenue earned decreased from 38% for the three months ended March 31, 2000 to 36% for the three months ended March 31, 2001. The decrease in gross profit percentage is due to higher costs relating to increased use of subcontract labor, which is generally at a higher cost than the Company's internal staff.

     Selling, general and administrative ("SG&A") expenses decreased $22,256, or 3%, from $730,822 in the three months ended March 31, 2000 to $708,566 in the three months ended March 31, 2001, due to a decrease in marketing and business development staff and activities as a result of the Company's strategy to re-focus primarily on the state government health and human services market. This was offset by expenses incurred in exploring strategic options for the Company. On a percentage of revenues basis, SG&A expenses decreased from 26% for the three months ended March 31, 2000 to 24% for the three months ended March 31, 2001.

      Interest expense decreased $11,155, or 30%, from $37,386 for the three months ended March 31, 2000 to $26,231 for the three months ended March 31, 2001 primarily due to a reduction in long-term debt.

     Interest income increased $13,212, or 37%, from $35,334, for the three months ended March 31, 2000 to $48,546 for the three months ended March 31, 2001 due to increased cash and short term investments.

     Income before income taxes increased $28,159, or 8%, from $339,635 for the three months ended March 31, 2000 to $367,794 for the three months ended March 31, 2001 primarily due to the lower SG&A expenses described above.

     Net income increased $16,585, or 8%, from $200,384 for the three months ended March 31, 2000 to $216,969 for the three months ended March 31, 2001.

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

     The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $24,151 and $166,403 for the three months ended March 31, 2001 and 2000, respectively.

     Fluctuations in net cash provided by operating activities are primarily the result of changes in net income, accounts receivable, accounts payable, accrued salaries and benefits, and costs and estimated earnings in excess of billings on contracts due to differences in contract milestones and payment dates.

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

     On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On March 31, 2001, the revolving line of credit had an outstanding balance of zero.

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

          None.

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

     A current report on Form 8-K, dated February 9, 2001 was filed by the Company and included the press release dated February 8, 2001 announcing the Company's results for the year ended December 31, 2000. A Statement of Operations (without notes) for the three month and twelve month periods ended December 31, 2000 and 1999 and a Balance Sheet as of December 31, 2000 and 1999 was also included with the filing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Network  Six,  Inc.

Date:  May  3,  2001            By:  /s/  Kenneth  C.  Kirsch
                                   ---------------------------------------------
                                   Kenneth  C.  Kirsch
                                   Chairman,  President  and
                                   Chief  Executive  Officer

                                By:  /s/  James  J.  Ferry
                                   ---------------------------------------------
                                   James  J.  Ferry
                                   Vice President of Finance and Administration,
                                      Chief  Financial  Officer  and  Treasurer
                                   (Principal Financial and Accounting Officer)