Form 10-Q
period 2001-06-30
NETWORK SIX INC
filed 2001-07-19
CIK 726714

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     ___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ________-.
                                      ---

As of June 30, 2001 there were 817,591 shares of the registrant's Common Stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETWORK SIX, INC.
                            CONDENSED BALANCE SHEETS

                                                                             June 30, 2001            Dec. 31, 2000
                                                                         ----------------------    ---------------------
                                                                                (unaudited)
ASSETS
Current assets:
 Cash  and cash equivalents                                                      $1,121,322               $1,650,959
 Short term investments                                                             859,387                1,803,387
 Contract receivables, less allowance for doubtful accounts of
   $49,000 at June 30, 2001 and December 31, 2000                                 1,344,970                1,094,142
 Costs and estimated earnings in excess of
   billings on contract                                                             676,455                  843,021
 Deferred taxes                                                                     135,479                  268,177
 Other current assets                                                                94,391                   46,127
                                                                             --------------            -------------
     Total current assets                                                         4,232,004                5,705,813
                                                                             ---------------           --------------
Property and equipment:
  Computers and equipment                                                           649,309                  639,258
  Furniture and fixtures                                                            162,526                  162,606
  Leasehold improvements                                                             20,191                   20,190
                                                                             ---------------           --------------
                                                                                    832,026                  822,054
Less: accumulated depreciation and amortization                                     695,399                  659,097
                                                                             ---------------           --------------
       Net property and equipment                                                   136,627                  162,957

Deferred taxes                                                                       59,555                   79,701
Other assets                                                                         27,451                   47,007
                                                                             ---------------           --------------
  Total assets                                                                   $4,455,637               $5,995,478
                                                                             ==============            =============

                                                                              June 30, 2001            Dec. 31, 2000
                                                                          ----------------------    ---------------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt:
    Vendors                                                                        $100,000                 $100,000
    Others                                                                          231,635                  354,018
  Accounts payable                                                                   83,993                   31,023
  Accrued salaries and benefits                                                     302,088                  389,158
  Other accrued expenses                                                             99,078                   93,021
  Billings in excess of costs and
     estimated earnings on contracts                                                     --                   19,048
  Preferred stock dividends payable                                                  81,027                1,473,612
                                                                               ------------             ------------
    Total current liabilities                                                       897,821                2,459,880
                                                                               ------------             ------------
Long-term debt, less current portion:
    Vendors                                                                         442,239                  442,239
    Others                                                                          237,630                  416,618
                                                                               ------------             ------------
     Total Liabilities                                                            1,577,690                3,318,737
                                                                               ------------             ------------
Stockholders' equity:
  Series A convertible preferred stock,
    $3.50 par value. Authorized 857,142.85 shares; issued and outstanding
    714,285.71 shares at June 30, 2001 and December 31, 2000; liquidation of
    $3.50 per share plus unpaid and accumulated dividends                         2,235,674                2,235,674
  Common stock, $.10 par value. Authorized 4,000,000 shares; issued 825,684
    shares at June 30, 2001 and December 31, 2000                                    82,568                   82,568
Additional paid-in capital                                                        1,941,318                1,947,767
Treasury stock recorded at cost, 8,093 shares at June 30, 2001
    and 8,693 shares at December 31, 2000                                           (32,511)                 (44,360)
Retained earnings (accumulated deficit)                                          (1,349,102)              (1,544,908)
                                                                               ------------             ------------
     Total stockholders' equity                                                   2,877,947                2,676,741
                                                                               ------------             ------------
     Total Liabilities & Stockholders' Equity                                    $4,455,637               $5,995,478
                                                                               ============             ============

                                NETWORK SIX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                   ENDED 6/30/01      ENDED 6/30/00     ENDED 6/30/01      ENDED 6/30/00
                                                   -------------      -------------     -------------      -------------
Contract revenue earned                               $3,112,898        $3,004,373         $6,059,851         $5,860,411
Cost of revenue earned                                 2,000,294         1,959,713          3,893,202          3,743,242
                                                   -------------      ------------      -------------      -------------
     Gross profit                                      1,112,604         1,044,660          2,166,649          2,117,169

Selling, general & administrative
  expenses                                               875,982           804,998          1,584,548          1,535,820
                                                   -------------      ------------      -------------      -------------
     Income from operations                              236,622           239,662            582,101            581,349

Other deductions (income)
     Interest expense                                     21,723            42,217             47,954             79,603
     Interest earned                                     (38,103)          (34,882)           (86,649)           (70,216)
                                                   -------------      ------------      -------------      -------------
          Income before income taxes                     253,002           232,327            620,796            571,962

Provision for income taxes                               103,754            95,253            254,579            234,504
                                                   -------------      ------------      -------------      -------------
Net income                                              $149,248          $137,074           $366,217           $337,458
                                                   =============      ============      =============      =============
Net income per share:
Basic                                                      $0.08             $0.06              $0.24              $0.21
                                                   =============      ============      =============      =============
Diluted                                                    $0.08             $0.06              $0.24              $0.21
                                                   =============      ============      =============      =============
Shares used in computing net income per
  share:
Basic                                                    817,191           819,284            816,041            807,621
                                                   =============      ============      =============      =============
Diluted                                                  817,191           819,284            816,041            807,621
                                                   =============      ============      =============      =============
Preferred dividends declared                             $81,027           $87,260           $170,411           $171,404
                                                   =============      ============      =============      =============

                                NETWORK SIX, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                Six months           Six months
                                                                                  ended                ended
                                                                                 6/30/01              6/30/00
  Net Income                                                                    $  366,217           $ 337,458
  Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                           45,391              45,404
            Deferred tax assets                                                    152,844             254,650
            Loss on sale/disposal of fixed assets                                        8               1,306
            Changes in operating assets and liabilities:
            Contract receivables                                                  (250,828)           (395,625)
            Cost and estimated earnings
                 in excess of billings on contracts                                166,566              46,255
            Income taxes receivable                                                     --             150,640
            Other current assets                                                   (48,264)             38,082
            Other assets                                                            19,556              37,714
            Accounts payable                                                        52,970            (117,741)
            Accrued salaries and benefits                                          (87,070)            (85,944)
            Other accrued expenses                                                   6,057              34,984
            Billings in excess of costs
              and estimated earnings on contracts                                  (19,048)            (24,619)
                                                                        -------------------   -----------------
                Net cash provided by operating activities                          404,399             322,564
                                                                        -------------------   -----------------

                                                                                  Six months         Six months
                                                                                    ended              ended
                                                                                   6/30/01            6/30/00
                                                                               ---------------     --------------
  Cash flows from investing activities:
  Purchases of property and equipment                                             (19,069)            (42,344)
  Proceeds from maturities of short-term investments                              944,000
                                                                           --------------        ------------
                Net cash provided (used in) investing activities                  924,931             (42,344)
                                                                           --------------        ------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                                   --              (8,132)
     Payments on long term debt                                                  (301,371)           (298,989)
     Payment of preferred stock dividends                                      (1,562,996)
     Proceeds from issuance of common stock                                            --              61,991
     Sales (purchases) of treasury stock                                            5,400             (14,255)
                                                                           --------------        ------------
          Net cash (used in) financing activities                              (1,858,967)           (259,385)
                                                                           --------------        ------------
    Net increase (decrease) in cash                                              (529,637)             20,835
    Cash at beginning of period                                                 1,650,959           2,453,935
                                                                           --------------        ------------
    Cash at end of period                                                     $ 1,121,322         $ 2,474,770
                                                                           ================      ============

Supplemental cash flow information:
   Cash (received) paid during the period for:
                                                                           --------------        ------------
          Income taxes                                                        $   121,881         $  (176,880)
                                                                           ==============        ============
          Interest                                                            $    28,205           $   2,982
                                                                           ================      ============

                                NETWORK SIX, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

(1)     Basis of Presentation

        The interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K and Proxy Statement. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the statements of income and cash flows for the six month periods ended June 30, 2001 and 2000, have been included herein. The results of operations for the interim periods are not necessarily indicative of the results for the full years.

(2)     Under the requirements in Statement of Financial Accounting Standards
        (SFAS) No. 128 for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded.

(3)     Recent Developments

        On June 6, 2001, the Company entered into an agreement and plan of merger with TRW Inc. and NSI Systems Inc., a wholly-owned subsidiary of TRW, pursuant to which NSI Systems will merge with and into the Company, with the Company continuing as the surviving corporation. The consummation of the merger transaction depends on a number of conditions precedent as described in the merger agreement, including approval by a majority of the Company's outstanding common stock. Holders of approximately 43% of the Company's outstanding common stock and preferred stock (which votes with the common stock on an as-converted basis) have already entered into voting agreements with TRW to approve the merger transaction. A special meeting of the Company's shareholders has been scheduled for August 16, 2001 to consider and vote upon the adoption and approval of the merger. If the merger is approved by the required majority vote, holders of the Company's common stock will be entitled to receive $3.60 per share in cash, without interest, for each share of Company common stock held by them. Upon consummation of the merger, all shares of the Company's common stock will be cancelled and the Company will become a wholly-owned subsidiary of TRW.

        A copy of the merger agreement is included as Appendix A to the Company's proxy statement that was filed with the Securities and Exchange Commission by the Company on July 19, 2001 in connection with the merger. The Company's stockholders are encouraged to read the proxy statement and merger agreement in their entirety. Shareholders will be able to obtain a copy of the proxy statement and any amendments and other relevant documents filed with the Commission at its website, www.sec.gov. The Company expects to begin mailing the proxy statement on or about July 23, 2001 to each shareholder of record on June 29, 2001. More information regarding the special meeting can be found in the proxy statement.

        Also on June 6, 2001, TRW and NSI Systems entered into a purchase and sale and voting agreement with Saugatuck Capital Company Limited Partnership III, the holder of all of the outstanding shares of the Company's Series A Convertible Preferred Stock pursuant to which Saugatuck will sell its shares of preferred stock to NSI Systems for a purchase price of $2,500,000 payable in the form of a promissory note immediately prior to the consummation of the merger transaction described above.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO 2000

         Contract revenue increased $108,525 or 4% from $3,004,373 in the three months ended June 30, 2000 to $3,112,898 in the three months ended June 30, 2001 primarily due to increased billings on the State of Rhode Island Department of Human Services maintenance and support contract known as InRHODES ("InRHODES"). This revenue was partially offset by lower contract revenues from the State of Maine Department of Human Services maintenance and support contract known as MACWIS ("MACWIS") and certain private sector accounts.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $40,581 or 2% from $1,959,713 in the three months ended June 30, 2000 to $2,000,294 in the three months ended June 30, 2001 due to costs related to increased contract revenues.

         Gross profit increased $67,944 or 7%, from $1,044,660 for the three months ended June 30, 2000 to $1,112,604 for the three months ended June 30, 2001. Gross profit as a percentage of revenue earned was 35% for the three months ended June 30, 2000 and 36% for the three months ended June 30, 2001.

         Selling, general and administrative ("SG&A") expenses increased $70,984, or 9%, from $804,998 in the three months ended June 30, 2000 to $875,982 in the three months ended June 30, 2001. Our increased expenses were the result of incurring approximately $255,000 in expenses exploring strategic options for Network Six which were significantly offset by a decrease in marketing and business development staff and activities as a result of our strategy to re-focus our efforts primarily on the state government health and human services market. Without the expenses related to exploring strategic options, our earnings per share would have been $.27 per share for the three months ended June 30, 2001 instead of $.08 per share.

          Interest expense decreased $20,494, or 49%, from $42,217 for the three months ended June 30, 2000 to $21,723 for the three months ended June 30, 2001 primarily due to a reduction in long-term debt.

         Interest income increased $3,221, or 9%, from $34,882, for the three months ended June 30, 2000 to $38,103 for the three months ended June 30, 2001 due to higher average balances of cash and short term investments.

         Income before income taxes increased $20,675, or 9%, from $232,327 for the three months ended June 30, 2000 to $253,002 for the six months ended June 30, 2001 primarily due to increased contract revenues.

         Net income increased $12,174, or 9%, from $137,074 for the three months ended June 30, 2000 to $149,248 for the three months ended June 30, 2001.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000

         Contract revenue increased $199,440 or 3% from $5,860,411 in the six months ended June 30, 2000 to $6,059,851 in the six months ended June 30, 2001 primarily due to increased billings on the State of Rhode Island Department of Human Services maintenance and support contract known as InRHODES ("InRHODES"). This revenue was partially offset by lower contract revenues from the State of Maine Department of Human Services maintenance and support contract known as MACWIS ("MACWIS") and certain private sector accounts.

         Cost of revenue earned, consisting of direct employee labor, direct contract expense and subcontracting expense, increased $149,960 or 4% from $3,743,242 in the six months ended June 30, 2000 to $3,893,202 in the six months ended June 30, 2001 due to costs related to increased contract revenues.

         Gross profit increased $49,480 or 2%, from $2,117,169 for the six months ended June 30, 2000 to $2,166,649 for the six months ended June 30, 2001. Gross profit as a percentage of revenue earned was 36% for the six month periods ended June 30, 2000 and June 30, 2001.

         Selling, general and administrative ("SG&A") expenses increased $48,728, or 3%, from $1,535,820 in the six months ended June 30, 2000 to $1,584,548 in the six months ended June 30, 2001. The increased expenses were the result of the Company incurring approximately $375,000 in expenses exploring strategic options for the Company which were significantly offset by a decrease in expenses relating to marketing and business development staff and activities as a result of the Company's strategy to re-focus its efforts primarily on the state government health and human services market. Without the expenses related to exploring strategic options, the Company's earnings per share would have been $0.51 for the six months ended June 30, 2001 instead of $.24 per share.

          Interest expense decreased $31,649, or 40%, from $79,603 for the six months ended June 30, 2000 to $47,954 for the six months ended June 30, 2001 primarily due to a reduction in long-term debt.

         Interest income increased $16,433, or 23%, from $70,216, for the six months ended June 30, 2000 to $86,649 for the six months ended June 30, 2001 due to increased cash and short term investments.

         Income before income taxes increased $48,834, or 9%, from $571,962 for the six months ended June 30, 2000 to $620,796 for the six months ended June 30, 2001 primarily due to lower interest expense and increased interest income.

         Net income increased $28,759, or 9%, from $337,458 for the six months ended June 30, 2000 to $366,217 for the six months ended June 30, 2001.

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

         The Company has funded its operations through cash flows from operations, bank borrowings, borrowings from venture partners, and private placements of equity securities. Net cash provided by operating activities was $404,398 and $322,564 for the six months ended June 30, 2001 and 2000, respectively.

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

         On November 15, 1999, the Company entered into a revolving line of credit with a commercial bank. This $1 million revolving line of credit is secured by all of the assets of the Company. The Company can borrow up to 80% of certain qualified accounts receivable at an interest rate of prime plus 1/4%. On June 30, 2001, the revolving line of credit had an outstanding balance of zero.

         On May 8, 2001 the Company's Board of Directors authorized the payment of the accrued but unpaid dividend as of March 31, 2001 to Saugatuck Capital Company Limited Partnership III ("Saugatuck"), the Company's preferred shareholder, subject to the execution and delivery of a definitive merger agreement with TRW. On June 8, 2001 the Company paid $1,562,996, the accrued dividend as of March 31, 2001, to Saugatuck.

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

         A current report on Form 8-K, dated April 27, 2001 was filed by the Company and included a press release dated April 26, 2001 announcing the Company's results for the three months ended March 31, 2001. A Statement of Operations (without notes) for the quarters ended March 31, 2001 and 2000 was included with the filing. A Balance Sheet as of March 31, 2001 and December 31, 2000 was also included with the filing.

         A current report on Form 8-K, dated June 13, 2001 was filed by the Company and included a press release dated June 7, 2001 announcing that the Company had signed a definitive agreement to be acquired by TRW Inc. The Agreement and Plan of Merger, dated June 6, 2001 was also included with the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Network Six, Inc.

Date: July 19, 2001           By: /s/ Kenneth C. Kirsch
                                  ---------------------------------------------
                                  Kenneth C. Kirsch
                                  Chairman, President and
                                  Chief Executive Officer

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